Form 10QSB
period 2006-11-30
Black Tusk Minerals Inc.
filed 2007-02-15
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  333-137636

BLACK TUSK MINERALS INC.

(Exact name of registrant as specified on its charter)

NEVADA	20-3366333
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

4424 Sunset Boulevard
North Vancouver, B.C. Canada	V7R 3Y9
(Name and address of principal executive offices)	(Zip Code)

(604) 862-6005

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes ☒  No❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ❑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ❑   No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

8,836,000 shares issued and outstanding as of February 14, 2007

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Black Tusk Minerals Inc.
(An Exploration Stage Company)

November 30, 2006

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	November 30, 2006 $	May 31, 2006 $
ASSETS		
Current Assets		
Cash	10,002	32,434
Prepaid expenses	588	–
Total Assets	10,590	32,434
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable	–	323
Accrued liabilities	3,340	–
Total Liabilities	3,340	323
Stockholders' Equity		
Common Stock, 100,000,000 shares authorized, $0.001 par value 8,836,000 shares issued and outstanding (May 31, 2006 – 8,436,000)	8,836	8,436
Additional Paid-in Capital	41,814	41,814
Stock Subscriptions Receivable (Note 5(a))	(250)	(250)
Donated Capital (Note 3)	11,250	6,750
Deficit Accumulated During the Exploration Stage	(54,400)	(24,639)
Total Stockholders' Equity	7,250	32,111
Total Liabilities and Stockholders' Equity	10,590	32,434

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) To November 30, 2006 $	For the Three Months Ended November 30, 2006 $	For the Three Months Ended November 30, 2005 $	For the Six Months Ended November 30, 2006 $	From August 8, 2005 (Date of Inception) To November 30, 2005 $
Revenue	–	–	–	–	–
Expenses					
Donated rent (Note 3)	3,750	750	750	1,500	750
Donated services (Note 3)	7,500	1,500	1,500	3,000	1,500
General and administrative	23,088	210	1,591	14,171	1,591
Impairment of mineral property costs (Note 4)	7,500	–	–	–	–
Professional fees	12,562	3,090	–	11,090	–
Total Expenses	54,400	5,550	3,841	29,761	3,841
Net Loss	(54,400)	(5,550)	(3,841)	(29,761)	(3,841)
Net Loss Per Share – Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		8,836,000	4,750,000	8,635,000	4,750,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended November 30, 2006 $	From August 8, 2005 (Date of Inception) To November 30, 2005 $
Operating Activities		
Net loss	(29,761)	(3,841)
Adjustments to reconcile net loss to net cash used in operating activities:		
Stock based compensation	400	–
Donated services and expenses	4,500	2,250
Changes in operating assets and liabilities:		
Prepaid expenses	(588)	–
Accounts payable and accrued liabilities	3,017	–
Loan payable	–	1,500
Net Cash Used in Operating Activities	(22,432)	(91)
Financing Activities		
Issuance of common stock for cash	–	12,250
Net Cash Provided by Financing Activities	–	12,250
Increase (Decrease) In Cash and Cash Equivalents	(22,432)	12,159
Cash and Cash Equivalents - Beginning of Period	32,434	–
Cash and Cash Equivalents - End of Period	10,002	12,159
Supplemental Disclosures		
Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(Expressed in US dollars)
(Unaudited)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on August 8, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "*Accounting and Reporting for Development Stage Enterprises*". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2006, the Company has accumulated losses of $54,400 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2006, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 28, 2006 to register 2,000,000 shares of common stock for sale by the Company at $0.10 per share for gross proceeds of $200,000.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is May 31.

b) Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and stock-based compensation expense. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

e) Comprehensive Loss

SFAS No. 130, *"Reporting Comprehensive Income,"* establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g) Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "*Whether Mineral Rights Are Tangible or Intangible Assets*". The Company assesses the carrying costs for impairment under SFAS 144, *"Accounting for Impairment or Disposal of Long Lived Assets"* at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h) Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i) Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "*Accounting for Income Taxes*" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

l) Recent Accounting Pronouncements (continued)

3. Related Party Transactions

During the six month period ended November 30, 2006, the Company recognized a total of $3,000 (2005 - $1,500) for donated services at $500 per month, and $1,500 (2005 - $750) for donated rent at $250 per month provided by the President of the Company.

4. Mineral Properties

On December 19, 2005 the Company acquired a 100% interest in a mineral claim located in British Columbia, Canada, in consideration for $7,500. The mineral claim is subject to a 2.5% net smelter return royalty and a 7.5% gross rock royalty. The Company can acquire 1.5% of the NSR for $1.0 million within 12 months from commencement of commercial production. Advance royalties of $25,000 are payable annually commencing 36 months from execution of the agreement. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. On May 15, 2006, the Company forfeited ownership of the mineral claim and subsequently replaced the mineral claim with the staking of a new claim on August 24, 2006 under the same terms of the agreement. For the year ended May 31, 2006, the Company recognized an impairment loss of $7,500, as the Company forfeited title to the previous claim and it has not yet been determined whether the new claim has proven or probable reserves on the property.

5. Common Stock

a) On May 31, 2006, the Company issued 36,000 shares of common stock at a price of $0.25 per share for cash proceeds of $9,000, of which $250 is receivable at November 30, 2006.

b) On August 31, 2006, the Company issued 400,000 shares of common stock to a company controlled by management at $0.001 per share for consulting services valued at $400.

Item 2

Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition.  We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.  We must raise cash in order to implement our plan and stay in business.

Our plan of operations is to conduct mineral exploration activities on the GOLDEN BEAR Claim in order to assess whether it possesses a commercially exploitable mineral deposit.  We have not, nor has any predecessor, identified any commercially exploitable reserves of minerals on the GOLDEN BEAR Claim.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the GOLDEN BEAR Claim.

At this time we are uncertain of the number of mineral exploration phases we will have to conduct before concluding that there are, or are not, commercially viable minerals on the GOLDEN BEAR Claim.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares.

Phase I of the recommended work program was to be commenced on the GOLDEN BEAR Claim in the fall of 2006, however, the 2006 exploration season in British Columbia was unusually busy and it is now expected that Phase I will be completed as soon as snow conditions allow access to the property. A report is expected to be issued within six weeks of completion. Phase II will occur in the summer of 2007 and a report on the work done is expected within six weeks of completion as well.  We have retained Nicholson & Associates Natural Resources Development Inc. (from whom we acquired the GOLDEN BEAR Claim), to conduct the mineral exploration program under industry standards.  Nicholson is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the GOLDEN BEAR Claim.

Should the Company not have sufficient funds to carry out the two phase program without raising additional capital, our directors have agreed to cover any short-fall in costs.

If the results of Phases I and II warrant further exploration, we will require additional financing in order to meet all of our future operating expenses and for any new exploratory expenses.  It is anticipated that we will raise the required monies through further private or public offerings.  The details of Phases I and II of the program are set out below:

Budget – Phase I

			US$	Cdn$
1	Senior geologist	4 days @ $445 (Cdn$500)/day	1,780	2,000
2	One geotechnician	2 days @ $222 (Cdn.$250)/day	445	500
3	Equipment rental	4 wheel drive vehicle 4 days @ $89 (Cdn.$100)/day	356	400
4	Food, fuel and supplies		267	300
5	Assays	50 @ $17.80 (Cdn$20) each	890	1,000
6	Report		712	800
Total:			4,450	5,000

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	1,335	1500
2. Assays 25 @ $17.80 (Cdn$20) per assay	445	500
3. Report, Supplies & Contingency	445	500
Total:	2,225	2,500

 Upon completion of Phase II of the recommended program, we will review the geologist’s report on Phases I and II and his conclusions and recommendations for a Phase III program, if warranted.  We expect that this report will be available to us by the summer of 2007.

The total budget for Phases I and II is estimated at $6,675 (Cdn$7,500).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of November 30, 2006 we have incurred a total of $7,500 in acquisition and exploration costs for the GOLDEN BEAR Claim.

Results of Operations – Three Months Ended November 30, 2006

We did not earn any revenues during the three months ended November 30, 2006.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,550 for the three months ended November 30, 2006, the majority of which expenses were professional fees of $3,090 incurred in connection with becoming a reporting issuer.

We incurred a loss in the amount of $5,550 for the three months ended November 30, 2006.

One of our directors provides management services and office premises to the Company valued at $2,250 per quarter.  During the three month period ended November 30, 2006, donated services of $1,500 and donated rent of $750 were charged to operations.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance.  We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares.  We will need to raise additional capital to fund normal operating costs and exploration efforts.  If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern.  Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at November 30, 2006 we had cash of $10,002 and an accumulated deficit of $54,400.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

Forward-Looking Statements

Our plan of operations includes a number of forward looking statements that reflect management’s current views with respect to future events and financial performance.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other filings with the Securities and Exchange Commission.  Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or review forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time.  We believe that management’s assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

Item 3.

Controls and Procedures

Based on their most recent review, which was completed within 90 days prior to the filing of this Report, the Company’s president, secretary and treasurer, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its president, secretary and treasurer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There are no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Items 1 to 5.

Not applicable.

Item 6.

Exhibits

(a)

Exhibits

31.1

Certification of the President, Secretary and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1

Certification of the President, Secretary and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2007

BLACK TUSK MINERALS INC.

By//s// “Peter Watson” //s//

Peter Watson

President (Principal Executive Officer)

By//s// “Kurt Bordian” //s//

Kurt Bordian

Secretary (Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Peter Watson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Black Tusk Minerals Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to aversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated:  February 14, 2007

By:

//s// “Peter Watson”

Peter Watson

President (Principal Executive Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Kurt Bordian, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Black Tusk Minerals Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to aversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated:  February 14, 2007

By:

//s// “Kurt Bordian”

Kurt Bordian

Secretary (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Black Tusk Minerals Inc. (the “Company”) on Form 10-QSB for the three months ended November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Watson, President (Principal Executive Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 14, 2007

By:

//s// “Peter Watson

Peter Watson

President (Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Black Tusk Minerals Inc. (the “Company”) on Form 10-QSB for the three months ended November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kurt Bordian, Secretary (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 14, 2007

By:

//s// “Kurt Bordian”

Kurt Bordian

Secretary (Principal Financial Officer)