Form 10QSB
period 2007-02-28
Black Tusk Minerals Inc.
filed 2007-04-16
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2007

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  333-137636

BLACK TUSK MINERALS INC.

(Exact name of registrant as specified on its charter)

NEVADA	20-3366333
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

408 – 1199 West Pender Street
Vancouver, B.C. Canada	V6E 2R1
(Name and address of principal executive offices)	(Zip Code)

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

8,836,000 shares issued and outstanding as of April 13, 2007

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Black Tusk Minerals Inc.
(An Exploration Stage Company)

February 28, 2007

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	February 28, 2007 $	May 31, 2006 $
ASSETS		
Current Assets		
Cash	8,090	32,434
Prepaid expenses	411	–
Total Assets	8,501	32,434
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable	4,204	323
Accrued liabilities	1,272	–
Total Liabilities	5,476	323
Stockholders' Equity		
Common Stock, 100,000,000 shares authorized, $0.001 par value 8,836,000 shares issued and outstanding (May 31, 2006 – 8,436,000)	8,836	8,436
Additional Paid-in Capital	41,814	41,814
Stock Subscriptions Receivable (Note 5(a))	(250)	(250)
Donated Capital (Note 3)	13,500	6,750
Deficit Accumulated During the Exploration Stage	(60,875)	(24,639)
Total Stockholders' Equity	3,025	32,111
Total Liabilities and Stockholders' Equity	8,501	32,434

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to February 28, 2007 $	For the Three Months Ended February 28, 2007 $	For the Three Months Ended February 28, 2006 $	For the Nine Months Ended February 28, 2007 $	From August 8, 2005 (Date of Inception) to February 28, 2006 $
Revenue	–	–	–	–	–
Expenses					
Donated rent (Note 3)	4,500	750	750	2,250	1,500
Donated services (Note 3)	9,000	1,500	1,500	4,500	3,000
General and administrative	23,238	150	4,368	14,321	5,959
Impairment of mineral property costs (Note 4)	7,500	–	7,500	–	7,500
Professional fees	16,637	4,075	–	15,165	–
Total Expenses	60,875	6,475	14,118	36,236	17,959
Net Loss	(60,875)	(6,475)	(14,118)	(36,236)	(17,959)
Net Loss Per Share – Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		8,836,000	4,750,000	8,701,000	4,750,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended February 28, 2007 $	From August 8, 2005 (Date of Inception) to February 28, 2006 $
Operating Activities		
Net loss	(36,236)	(17,959)
Adjustments to reconcile net loss to net cash used in operating activities:		
Stock based compensation	400	–
Donated services and expenses	6,750	4,500
Impairment of mineral property costs	–	7,500
Changes in operating assets and liabilities:		
Prepaid expenses	(411)	–
Accounts payable and accrued liabilities	5,153	–
Loan payable	–	1,500
Net Cash Used in Operating Activities	(24,344)	(4,459)
Investing Activities		
Mineral property acquisition	–	(7,500)
Net Cash Used in Investing Activities	–	(7,500)
Financing Activities		
Issuance of common stock for cash	–	12,250
Net Cash Provided by Financing Activities	–	12,250
Increase (Decrease) In Cash and Cash Equivalents	(24,344)	291
Cash and Cash Equivalents - Beginning of Period	32,434	–
Cash and Cash Equivalents - End of Period	8,090	291
Supplemental Disclosures		
Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2007, the Company has accumulated losses of $60,875 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
February 28, 2007
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

e) Comprehensive Loss

SFAS No. 130, *"Reporting Comprehensive Income,"* establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h) Long-Lived Assets

In accordance with SFAS No. 144, "*Accounting for the Impairment or Disposal of Long-Lived Assets*", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i) Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

k) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "*Foreign Currency Translation*", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

l) Recent Accounting Pronouncements (continued)

3. Related Party Transactions

During the nine month period ended February 28, 2007, the Company recognized a total of $4,500 (2005 - $3,000) for donated services at $500 per month, and $2,250 (2005 - $1,500) for donated rent at $250 per month provided by the President of the Company.

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

5. Common Stock

a) On May 31, 2006, the Company issued 36,000 shares of common stock at a price of $0.25 per share for cash proceeds of $9,000, of which $250 is receivable at February 28, 2007.

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

Phase I of the recommended work program was to be commenced on the GOLDEN BEAR Claim in the fall of 2006, however, the 2006 exploration season in British Columbia was unusually busy and it is now expected that Phase I will commence as soon as snow conditions allow access to the property. A report is expected to be issued within six weeks of completion. Phase II will occur in the summer of 2007 and a report on the work done is expected within six weeks of completion as well.  We have retained Nicholson & Associates Natural Resources Development Inc. (from whom we acquired the GOLDEN BEAR Claim), to conduct the mineral exploration program under industry standards.  Nicholson is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the GOLDEN BEAR Claim.

Should the Company not have sufficient funds to carry out the two phase program without raising additional capital our directors have agreed to cover any short-fall in costs.

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

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of February 28, 2007 we have incurred a total of $7,500 in acquisition costs for the GOLDEN BEAR Claim.

Results of Operations

We did not earn any revenues during the three months ended February 28, 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $6,475 for the three months ended February 28, 2007, which included professional fees of $4,075, general and administrative expenses of $150, donated rent of $750 and donated services of $1,500.

We incurred a loss in the amount of $6,475 for the three months ended February 28, 2007.

We incurred operating expenses in the amount of $36,236 for the nine month period ended February 28, 2007, which included professional fees of $15,165, general and administrative expenses of $14,321, donated rent of $2,250, and donated services of $4,500.

We incurred a loss in the amount of $36,236 for the nine month period ended February 28, 2007.

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

As at February 28, 2007, we had cash of $8,090 and an accumulated deficit of $60,875.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2007

BLACK TUSK MINERALS INC.

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

Dated:  April 13, 2007

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

Dated:  April 13, 2007

By:

//s// “Kurt Bordian”

Kurt Bordian

Secretary (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Black Tusk Minerals Inc. (the “Company”) on Form 10-QSB for the three months ended February 28, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Watson, President (Principal Executive Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 13, 2007

By:

//s// “Peter Watson

Peter Watson

President (Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Black Tusk Minerals Inc. (the “Company”) on Form 10-QSB for the three months ended February 28, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kurt Bordian, Secretary (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 13, 2007

By:

//s// “Kurt Bordian”

Kurt Bordian

Secretary (Principal Financial Officer)