Form 10KSB
period 2007-05-31
Black Tusk Minerals Inc.
filed 2007-08-29
CIK 1350770

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52372

BLACK TUSK MINERALS INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-3366333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

408 – 1199 West Pender Street, Vancouver, BC	V6E 2R1
(Address of principal executive offices)	(Zip Code)

(604) 689-3443

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No

State the issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $1,105,000 as of August 29, 2007, based on a sales price of $0.30 per share of the Company’s common stock. The Company’s common stock is presently not quoted on any market or securities exchange. The sales price to the public is fixed at $0.30 per share until such time as the shares of our common stock are quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

As of August 29, 2007, we had 8,836,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

Yes	No

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS	2
ITEM 2. DESCRIPTION OF PROPERTIES	7
ITEM 3. LEGAL PROCEEDINGS	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	18
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	19
ITEM 7. FINANCIAL STATEMENTS	26
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	38
ITEM 8A. CONTROLS AND PROCEDURES	38
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(A) COMPLIANCE	38
ITEM 10. EXECUTIVE COMPENSATION	40
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	43
ITEM 13. EXHIBITS	43
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	44
SIGNATURES	45

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

•

general economic and business conditions, including changes in interest rates, fluctuations in the prices for base metals, fluctuations in prices for securities in the resource sector, demand for base metals and other economic and business conditions;

•	natural phenomena or disasters that may affect completion of drill programs, exploration work, completion of feasibility studies or development, if warranted;
•	actions by government authorities, including changes in government regulation, permitting requirements or environmental legislation;
•	the Company’s ability to raise sufficient financing to complete its planned exploration work on its properties and to place its properties into development, if warranted;
•	future decisions by management in response to changing conditions, and
•	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The Company assumes no obligation to update its forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements. You should not place undue reliance on such forward-looking statements.

As used in this Annual Report, the terms “we”, “us”, “our”, “Black Tusk” and the “Company” mean Black Tusk Minerals Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

We were incorporated on August 8, 2005 in the State of Nevada with the intention of acquiring mineral exploration projects. On August 24, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in one unpatented mineral claim, representing 440.8066 hectares, or 17.63 mineral units, known as the GOLDEN BEAR Claim. The GOLDEN BEAR Claim is located on the east shore of Harrison Lake in the New Westminster Mining District, British Columbia, Canada. On August 13, 2007, we entered into a term sheet with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions located in the District of Huanza, Province of Huarochiri, Department of Lima owned by Marlene Ore Lamilla.

Golden Bear Claim

We purchased the GOLDEN BEAR Claim from Nicholson and Associates Natural Resources Development Corp. (“Nicholson”) of Vancouver, British Columbia for $7,500, inclusive of the assessment costs, which sum consisted of filing fees of $160, geological report costs of $3,000, and the property purchase payment of $4,340. The following are definitions relating to the royalties payable by us to Nicholson pursuant to the acquisition of the GOLDEN BEAR Claim:

“GRR”	means the gross rock revenue to us for the sale of sand, rock or gravel mineral product from the GOLDEN BEAR Claim.
“GRRR”	means the amount in dollars calculated by multiplying the 7-1/2% royalty payable by us to Nicholson as a condition of acquiring the GOLDEN BEAR Claim, times the GRR.
“Gross Rock Revenue”

means, for any period, the difference between: (a) the sum of the gross proceeds received by us in that period from the sale of sand, rock or gravel produced from the GOLDEN BEAR Claims less (b) the sum of: (i) the sum of any advance royalties paid; (ii) any insurance costs in connection with shipping such sand, rock or gravel; (iii) any costs of transport; (iv) all costs associated with such sales involving handling, weighing, sampling, termination of water content, insuring and packaging; (v) the costs of marketing, adjusted for rebates or allowance made or given; (vi) any sales, severance, gross production, privilege or similar taxes (other than income taxes or mining taxes based on income) assessed on or in connection with the sand, rock or gravel or the value thereof; and (vii) any treatment, beneficiation or other charges or penalties deducted by any purchaser to whom such sand, rock or gravel is shipped that have not been previously deducted in the computation of gross proceeds.

“NSR”	means the net smelter return to us of mineral product from the refiner that makes the final usable metal product.
“NSRR”	means the amount in dollars calculated by multiplying the 2-1/2% royalty payable by us to Nicholson as a condition of acquiring the GOLDEN BEAR Claim, times the NSR.
“Net Smelter Return”

means the aggregate proceeds received by us from time to time from any smelter or other purchaser from the sale of any ores, concentrates, metals or any other material of commercial value produced from the GOLDEN BEAR Claim, whether in testing, partial production or full production, after deducting from such proceeds, costs such as shipping, insurance and smelter penalties.

“Unpatented mineral claim”

means a plot of ground that “acquires” the right to the minerals which were available at the time of location. The title holder has the right to use the surface of the claim for mining purposes only. Located (staked) mineral claims are referred to as “unpatented” claims. Title to unpatented claims are issued and administered by the British Columbia Mineral Titles Branch, Ministry of Energy and Mines.

Our interest in the GOLDEN BEAR Claim is subject only to a 2-1/2% NSRR and a 7-1/2% GRRR. Of the NSRR, 1-1/2% can be acquired by us for $1,000,000 if paid within 12 months from Commencement of Commercial Production on the GOLDEN BEAR Claim. Advance royalties of $25,000 will be paid to Nicholson annually commencing on August 24, 2009.

Our plan of operations is to conduct mineral exploration activities on the GOLDEN BEAR Claim in order to assess whether it possesses commercially exploitable mineral deposits. Our initial two phase exploration program of geological review and exploration is designed to develop a detailed geological base model for the GOLDEN BEAR Claim. We have not, nor has any predecessor, identified any commercially exploitable reserves of minerals on the GOLDEN BEAR Claim. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the GOLDEN BEAR Claim.

A geology report dated August 24, 2006 was prepared for us by George E. Nicholson, P.Geo. (the “Nicholson Report”). The Nicholson Report contains particulars of recent sampling and geological investigation of the area and recommends a budget for a two phase work program on the GOLDEN BEAR Claim of approximately $6,675 (Cdn$7,500) - $4,450 (Cdn$5,000) for Phase I, $2,225 (Cdn$2,500) for Phase II. The Nicholson Report concludes that both Phases I and II are necessary to make an initial evaluation of the GOLDEN BEAR Claim and to select drill targets.

Phase I of the recommended work program was to be commenced on the GOLDEN BEAR Claim in the fall of 2006, however, the 2006 exploration season in British Columbia was unusually busy. We commenced Phase I as of the date of this report. A report is expected to be issued within six weeks of completion. Phase II will occur in fall of 2007 and a report on the work done is expected within six weeks of completion as well.

Our directors have agreed to cover any short-fall in costs if we require additional funds to carry out the two phase program. If the results of Phases I and II warrant further exploration, we will require additional financing in order to meet all of our future operating expenses and for any new exploratory expenses. It is anticipated that we will raise the required monies through further private or public offerings. The details of Phases I and II of the program are set out below:

BUDGET – PHASE I		US$	Cdn$
Senior Geologist	4 days @ $445 (Cdn$500)/day	1,780	2,000
Geotechnician	2 days @ $222 (Cdn$250)/day	445	500
Equipment Rental	4 wheel drive vehicle 4 days @ $89 (Cdn$100)/day	356	400
Food, Fuel and Supplies		267	300
Assays	50 @ $17.80 (Cdn$20) each	890	1,000
Report		712	800
TOTAL:		4,450	5,000

BUDGET – PHASE II		US$	Cdn$
Follow-up geochemical and detailed geology sampling		1,335	1,500
Assays	25 @ $17.80 (Cdn$20) each	445	500
Report, Supplies & Contingency		445	500
TOTAL:		2,225	2,500

Upon completion of Phase II of the recommended program, we will review the geologist’s report on Phases I and II and his conclusions and recommendations for a Phase III program, if warranted. We expect that this report will be available to us by the winter of 2007 or spring of 2008.

The total budget for Phases I and II is estimated at $6,675 (Cdn$7,500).

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of February 28, 2007 we have incurred a total of $7,500 in acquisition costs for the GOLDEN BEAR Claim.

At this time, we are uncertain of the number of mineral exploration phases we will conduct before concluding that there are, or are not, commercially viable minerals on the GOLDEN BEAR Claim. Further phases beyond the current initial exploration program will be dependent upon a number of factors such as our consulting geologist’s recommendations based upon ongoing exploration program results and our available funds.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. From our inception through May 31, 2007 we have incurred a net loss of $71,854. We have no revenues from operations.

We do not have sufficient funds to take us through Phases I and II of our initial exploration program. Further, our working capital is not sufficient to enable us to perform our planned geological exploration of the property. Accordingly, we will require additional financing to complete the initial exploration program on the GOLDEN BEAR Claim and to satisfy our ongoing working capital requirements.

Peruvian Mining Concessions

On August 13, 2007, we entered into a term sheet (the “Term Sheet”) with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions located in the District of Huanza, Province of Huarochiri, Department of Lima (the “Concessions”) owned by Marlene Ore Lamilla (the “Acquisition”).

It is anticipated that we will cause the formation of a Peruvian subsidiary in which to acquire the Concessions. The Concessions will be acquired by a newly formed Peruvian subsidiary pursuant to a to-be-negotiated Transfer of Mining Concessions Agreement between Marlene Ore Lamilla and our Peruvian subsidiary. In consideration for the sale and transfer of the Concessions, Black Tusk is expected to issue an aggregate of 5,000,000 common shares of Black Tusk to Ms. Lamilla and her nominees, including Mr. De Melt. Our Peruvian subsidiary, Black Tusk, Leonard Raymond De Melt and Marlene Ore Lamilla are expected to enter into a Master Purchase Agreement containing terms related to the issuance of the foregoing common shares, as well as other customary provisions, representations and warranties.

We have agreed to work in good faith with Leonard Raymond De Melt and Marlene Ore Lamilla to finalize the terms of the definitive agreements relating to the Acquisition. However, due to conditions precedent to closing, including the completion of due diligence by us, and the risk that the conditions precedent will not be satisfied, there is no assurance that we will complete the transactions contemplated by the Term Sheet or close the Acquisition.

We anticipate we will be required to raise additional financing to complete the Acquisition and provide working capital to continue exploration on the Concessions, as warranted.

We were incorporated on August 8, 2005 under the laws of the state of Nevada. Our principal offices are located at 408 – 1199 West Pender Street, Vancouver, B.C. V6E 2R1. Our phone number is (604) 689-3443.

Risk Factors and Uncertainties

An investment in our common stock involves a high degree of risk. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Risks Related To Our Financial Condition and Business Model

If we do not obtain additional financing, our business will fail.

As of May 31, 2007, we had cash in the amount of $3,217 and a working capital deficit of $2,104. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the exploration of our mineral claim and costs related to our acquisition of the Peruvian concessions. Our current operating funds will not be sufficient to carry out our planned exploration program on the GOLDEN BEAR Claim or estimated costs related to our planned acquisition of the Peruvian concessions. In addition, we will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the GOLDEN BEAR Claim into commercial production, if warranted. We plan to raise up to $100,000 in equity financing through private placements of our common stock to finance our working capital requirements, however we currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing is subject to a number of factors, including the market prices for copper and gold and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We may be unable to continue as a going concern.

As discussed by the auditors in Note 1 to the financial statements, we have not generated any revenue or profitable operations since inception and will need equity financing to begin realizing upon its business plan. We have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern. We are in the process of seeking sufficient financing to implement our business strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent auditors have stated in their audit report that there is substantial doubt concerning our ability to continue as a going concern.

Because we will need additional financing to fund our extensive exploration activities there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $71,854 for the period from August 8, 2005 (date of inception) to May 31, 2007, and have no revenues from operations. We estimate that we will be required to raise at least $100,000 in the next three months to satisfy our planned exploration activities on the GOLDEN BEAR Claim, costs related to our acquisition of the Peruvian concessions and general working capital requirements for general administrative and other expenses. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because our President and our Secretary/Treasurer have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Peter Watson, our President, currently devotes 2 to 4 hours per week to our business affairs. Kurt Bordian, our Secretary and Treasurer, currently devotes 2 to 4 hours to our business affairs. If the demands of our business require it, Messrs. Watson and Bordian are both prepared to adjust their timetables to devote more time to our business. However, neither of them may be able to devote more time to our affairs when needed. It is possible that the demands of their other interests will increase, with the result that one or both would no longer be able to devote sufficient time to the management of our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.

Risks Related to Legal Uncertainty

Because we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of British Columbia as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our proposed exploration program. Permits for the initial phases of exploration work in the GOLDEN BEAR Claim has been received.

Because the Province of British Columbia owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to British Columbia’s title to the property, our business plan may fail.

We are unaware of any outstanding native land claims on the GOLDEN BEAR Claim. However, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

ITEM 2.	DESCRIPTION OF PROPERTIES

Golden Bear Claim

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% interest in one unpatented mineral claim consisting of 17.63 units that we refer to as the GOLDEN BEAR Claim, subject to the NSRR and GRRR described above under “Description of the Business”. An initial two phase exploration program on the GOLDEN BEAR Claim is required before a final determination as to its viability can be made. Although exploratory work in the area of the GOLDEN BEAR Claim conducted by others has indicated some potential showings of mineralization, we are uncertain as to the reproducibility of these prior exploration results and thus we are uncertain as to the potential existence of a commercially viable mineral deposit existing on our mineral claim. No recent exploration work has been reported in the vicinity of the GOLDEN BEAR Claim.

Our plan of operations is to carry out an initial exploration program on the GOLDEN BEAR Claim in order to ascertain whether it possesses a commercially exploitable mineral deposit. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Glossary of Terms

The following is a glossary of terms used in the Report on the GOLDEN BEAR Claim:

“alteration”	means chemical and mineralogical changes in a rock mass resulting from reaction with hydrothermal fluids or changes in pressure and temperature;
“anomalous”

is an adjective describing a sample, location or area at which either (i) the concentration of an element(s) or (ii) a geophysical measurement is significantly different from (generally higher than) the average background concentration in an area. Although it may not constitute mineralization, an anomalous sample or area may be used as a guide to the possible location of mineralization;

“assay”	means an analysis to determine the presence, absence or quantity of one or more elemental components;
“basalt”	means a dark-colored igneous rock, commonly extrusive; the fine-grained equivalent of gabbro;
“breccia”	means a coarse grained rock composed of large, >2mm angular rock fragments that have been cemented together in a fine grained matrix;
“Craton”	means a part of the earth’s crust that has attained stability and has been little deformed for a long time;
“coeval”	means of the same age;

“deposit”

means a mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body, or as containing ore reserves, until final legal, technical, and economic factors have been resolved;

“disseminated”	means fine particles of a mineral dispersed throughout the host rock;
“dolomite”	means a common rock-forming mineral; most dolomite being associated and often interbedded with limestone;
“exploration”	is the prospecting, mapping, sampling, remote sensing, geophysical surveying, diamond drilling and other work involved in the searching of ore bodies;
“dyke”	means a tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks;
“fault”	is a fracture in a rock across which there has been displacement;
“feldspars”	are the most widespread of any mineral group and constitute 60% of the earth’s crust; they occur in all types of rock;
“felsic”	is an adjective applied to igneous rocks having light colored minerals in their mode;
“fracture”	means breaks in a rock, usually planar;
“gabbro”	is a type of igneous rock;
“grade”

means the concentration of an ore metal in a rock sample, given either as weight percent for base metals or in grams per tonne or ounces per short ton for precious metals. The grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from throughout the deposit;

“host rock”	is the body of rock in which mineralization of economic interest occurs;
“hydrothermal alteration”	means alteration of rocks or minerals by the reaction of hydrothermal water with pre-existing solid phases;
“igneous”

is said of a rock or mineral that solidified from molten or partly molten materials; igneous rocks constitute one of the three main classes into which rocks are divided, the others being metamorphic and sedimentary;

“inlier”	means an area or group of rocks surrounded by rocks of younger age;
“intrusive”	means a rock mass formed below earth’s surface from magma which has intruded into a pre-existing rock mass;
“Jurassic”	is the period of geological time from 140 to 190 million years ago;
“lens”	means a body of ore or rock that is thick in the middle and thin at the edge, like a doubly convex lens;
“magnetite”

means a black, isometric, strongly magnetic opaque mineral, often containing titanium oxide (and constituting an important ore of iron); a very common and widely distributed accessory mineral in rocks of all kinds;

“mine”	means an excavation in the earth for the purpose of extracting minerals. The excavation may be an open pit on the surface or underground workings;
“mineralization”	means the concentration of metals and their chemical compounds within a body of rock;
“outcrop”	means an exposure on the surface of the underlying rock;
“Paleozoic”	is an era of geological time running from 245 to 570 million years ago;

“porphyry”	means an igneous rock of any composition that contains conspicuous crystals in a fine-grained groundmass;
“pyroclastic”	means rock material formed by volcanic explosion or aerial expulsion from a volcanic vent;
“quartz”	is a mineral consisting of crystalline silica;
“shear”	means a fracture in rock similar to a fault;
“silicification”	means complete or partial replacement of a rock by quartz, often during hydrothermal alteration;
“skarn”

is a term generally reserved for rocks composed mostly of lime-bearing silicates, derived from nearly pure limestones and dolomites into which large amounts of silicon, aluminum, iron and magnesium have been introduced;

“strike”	means the course or bearing of a bed or layer of rock;
“Triassic”	is the period of geological time from 225 to 195 million years ago;
“tuff”	means a compacted pyroclastic deposit of volcanic ash and dust;
“vein”	means a tabular mineral deposit formed in or adjacent to faults or fractures by the deposition of minerals from hydrothermal fluids;
“veinlet”	is a small vein; the distinction between vein and veinlet tends to be subjective;
“volcanic”	pertains to the activity, structures, or rock types of a volcano.

Acquisition, Description and Location of the GOLDEN BEAR Claim

Upon closing of our agreement with Nicholson on August 24, 2006, we obtained through a bill of sale a 100% interest in one unpatented mineral claim consisting of 17.63 units located on the east shore of Harrison Lake in the Province of British Columbia.

The GOLDEN BEAR Claim is located near Harrison Hot Springs, British Columbia, approximately a two hour drive east of Vancouver in the Fraser Valley. Access is provided to the claim by well maintained logging roads which lead from the town of Harrison Hot Springs at the south end of Harrison Lake. The area has been permitted for mining in the past and a major hydro electric line runs south of the claim.

The GOLDEN BEAR Claim consists of one unpatented mineral claim representing 17.63 units that has been staked and recorded online as per the new British Columbia Regulations. The following table sets forth the details of the claim.

Claim Name	Units	Record Number	Expiry Date
GOLDEN BEAR	17.63	539860	September 30, 2007

See Figures 1 and 2 below.

In British Columbia, all mining claims are valid for one year. The expiry date is the annual occurrence of the date of record which is the staking completion date of the claim. To maintain a claim, the holder must, on or before the expiry date of the claim, pay the prescribed recording fee $8.90 (Cdn$10) per claim and either: (a) record the exploration and development work carried out on that claim during the current year; or (b) pay cash in lieu of work $89.00 (Cdn$100) per claim unit. As stated above, Nicholson has agreed to maintain the GOLDEN BEAR claim in good standing for 24 months.

YUKON
ALASKA
N
BRITISH
COLUMBIA
Fort
St.John
Stewart
Dawson
Creek
ALBERTA
Terrace
Smithers
Prince
Rupert
Kitimat
Houston
Prince
George
QUEEN
CHARLOTTE
ISLANDS
GOLDEN BEAR
PROPERTY
Quesnel
Williams
Lake
PACIFIC
OCEAN
Golden
Revelstoke
Kamloops
Vernon
Nakusp
Merritt
Cranbrook
Kelowna
VANCOUVER
ISLAND
VANCOUVER
Hope
Princeton
VICTORIA
UNITED STATES
Kilometres
0 50

BLACK TUSK RESOURCES INC.	
GOLDEN BEAR PROPERTY NEW WESTMINSTER MINING DIVISION, B.C. NTS: 092H/042 **LOCATION MAP**	
DATE: Nov., 2005	FIGURE: 1
SCALE: As Shown

Map created Wed Sep 27 12:41:43 PDT 2006
Legend
Indian Reserves
National Parks
Parks
Mineral Tenures
Reserves (Sites)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Mining Divisions
BCGS Grid
Contours (1:250K)
Major Cities
92H.051
92H.041
Golden Bear
539860
355603
524834
536279
92H.042
BLACK TUSK RESOURCES INC.
GOLDEN BEAR PROPERTY
NEW WESTMINSTER MINING DIVISION, B.C.
NTS: 092H042
CLAIM MAP
0
1.5km
Map Center: 121°44' 21" W, 49°28' 18" N
Scale: 1:78,821
DO NOT USE FOR NAVIGATION

After two years, an exploration work value of approximately $178 (Cdn$200) is required in subsequent years. On August 22, 2007, the Company made a payment of $178 instead of exploration work extending the expiry date of the GOLDEN BEAR Claim to September 30, 2007. A maximum of 10 years of work credit may be filed on a claim. If the required exploration work expenditure is not completed and filed with the Province or British Columbia in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claims will lapse and title will revert to the Province of British Columbia. Due to the amount of funds we will be expending towards our exploration program, we expect to fulfill all of these requirements for a period of several years.

The Province of British Columbia owns the land covered by the mineral claims. At this time, we are not aware of any native land claims that might affect our title to the mineral claims or to British Columbia’s title to the property. Although we are unaware of any situation that would threaten our claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. If we should encounter a situation where a native person or group claims an interest in our claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims.

There are no known environmental concerns or parks designated for any area contained within the GOLDEN BEAR Claim, and logging operations have been very active in the recent past. There are no encumbrances on the GOLDEN BEAR Claim. If advanced exploration proceeds, however, there may be bonding requirements for reclamation.

Geological Exploration Program in General

The Report on the GOLDEN BEAR Claim was prepared by Nicholson, who is a graduate of the University of British Columbia with a degree in Geology (B.Sc., 1986). Nicholson has worked as a geologist continuously since graduation and has directed a significant amount of exploration at East Harrison Lake since 2000. The Report is based on published and private reports, maps and data provided by us and in the public domain. Nicholson visited the GOLDEN BEAR Claim specifically on May 23, 2005 primarily to review the geology.

Our mineral claim presently does not have any mineral reserves. The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property.

As of the date of this filing, the Company has commenced Phase I of the recommended work program on the GOLDEN BEAR Claim and it is expected that Phase I will be completed in fall 2007 and a report issued within six weeks of completion. Phase II will occur in the Fall of 2007 and a report on the work done is expected within six weeks of completion.

Access, Climate, Local Resources, Infrastructure, and Physiography

Access to the GOLDEN BEAR Claim is by well maintained logging roads which lead from the town of Harrison Hot Springs at the south end of Harrison Lake, British Columbia. Harrison Hot Springs is about two hours drive east of Vancouver in the Fraser Valley. The area has been permitted for mining in the past and a major hydroelectric line runs south of the claim.

Topography in the Harrison Lake area is rugged rising from Harrison Lake at under 200 metres to the top of claims at just under 1400 metres. Steep cliffs and mountainous terrain allow access to some parts only by rope. The valleys are steep sided coastal mountain type with typical rain forest vegetation of the coastal ranges of British Columbia. There is a mix of cedar, hemlock, spruce trees with alder, willow and cottonwood on old roads and poorly drained areas. Undergrowth brush is typical with salal, devil’s club and assorted berry bushes. Climate is also typical of the Lower British Columbia Mainland area and is such that the lower and middle elevations will be workable year round with little difficulty. Higher ground may require snow machines or similar track mounted vehicles.

All the major river drainages flow year round as do many subsidiary creeks. Harrison Lake area is an active logging region with plenty of heavy equipment and operators available for hire. Most of these operators live in Harrison Hot Springs, Agassiz, Mission, Chilliwack or Hope. These population centres total almost 50,000 people, are within a one hour drive of the project and provide all amenities including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies are present in communities nearby, while assay facilities are located in Vancouver, British Columbia.

History

The first indications of a significant ore deposit in the Harrison Lake region were discovered in 1923 along the Stulkawhits Creek and by 1926 the BC Nickel Company had been formed to develop the prospect. Subsequent exploration through the 1920’s and 1930’s discovered the main open pit Pride of Emory zone and led to initial mine development and bulk testing. Further work was curtailed by the Second World War and it was not until the 1950’s that additional exploration and development work was completed, with full scale production achieved in 1958/59 by Pacific Nickel Mines Ltd.

A zone to the north along Clear Creek was discovered and developed in the 1960’s by Utah Mines Ltd containing molybdenum and other base metal mineralization. To the south the Abo - Harrison gold property is being actively developed by Eagle Plains and Northern Continental.

The area has been surveyed by a Geological Survey of Canada airborne magnetic survey (1972). No regional government geological mapping took place in the area prior to 2001. During 2001, the B.C. Geological Survey Branch of Ministry of Energy and Mines undertook the first comprehensive detailed mapping of a portion of the belt; however, this was discontinued due to budget cuts prior to publication of final results. A government regional geochemistry survey has been completed.

Recent Exploration Work

The initial mineralization was discovered on this property in 1985 and preliminary exploration outlined the widespread nature of the mineralization but no further work is recorded in the area.

The area to the north, south and east has been subject to recent detailed exploration and has been staked almost on a constant basis since early 2000, but little regional work seems to have been carried out in the area of this claim.

The following disclosure respecting the geological setting and geophysics of the property is taken from the Report.

Geological Setting

Regional Geology

The Harrison Lake area is part of the Coastal Plutonic Sequence between the major suture structure along the Fraser River, located 15 kilometres to the east and the geological province of Wrangallia – which it represents as the eastern most portion – to the west. This terrain is highly metamorphosed as the contact zone of the Wrangallia geologic province where it was being rafted on to the North American Craton.

The ultramafic belt as mapped by the Geological Survey of Canada is a continuous unit that extends from the Pacific Nickel Mine re-emerging from the Spuzzum Diorite Intrusive and swinging north through Settler Mountain and beyond towards Breckenridge Mountain and Glacier approximately 80 kilometres to the north. The belt is between one to over five kilometres wide and intrudes the very sulphide rich metasedimentary rocks equivalents of the Chilliwack Formation (Carboniferous or Permian age). These metasedimentary rocks are marked by the rusty character that is associated with distinctive sulphide gossan throughout the area. The belt is located to the east of the property.

Deposit Type

Pacific Nickel Mine

The area of the Pacific Nickel mine is hosted within ultramafic rocks with xenoliths of metasediments within the Spuzzum diorite.

The ultramafics have hornblendite reaction zones up to 100 metres in contact with the diorite and appear to represent several pulses of intrusive. The main structural trend of the ore zones is N75(W, which reflects the possible presence of an older structure of weakness that could be responsible for the introduction of the ultramafic body.

The reported grade of the ore averaged 1.4% Ni, 0.5 % Cu, 1 % Cr, and 0.1% cobalt with 0.02 ounces per ton Au and 0.01 opt platinum metals occurring mainly with sulphides as pyrrhotite, pentlandite and chalcopyrite. Magnetite appears to be an integral part of the sulphide system and with olivine forms cores of the sulphide grains. Pyrite appears to be a later replacement of the pentlandite and in stringers within the ore.

Disseminated sulphide mineralization is found mostly in the southwestern half of the main ultramafic body and the smaller subsidiary ultramafic bodies to the south and southwest. The peridotites and olivine pyroxenites appear to be the best mineralized with the former being the most prolific especially near the margins. All the alteration features are closely related to structures (joints and faults) and contacts (dykes and intrusives).

The intersection of the two fault trend sets has been concluded to be the control of the ore zones deposition. Tectonic and intrusive breccia was found to be spatially related to several of the ore pods.

Twenty-six pods of massive sulphide were mined during the history of the operating mine ranging in size from 3,000 tons to 807, 000 tons. The shoots were described as steeply dipping circular to ellipsoid in shape around the long axis of the structure and are 100 feet or more in diameter with their depth extent 5 to 10 times that measure.

Quartz Vein – Intrusive Related Gold

Several zones of this area are related to the younger Miocene-Oligocene (Paleogene) intrusives and its associated emplacement. These zones are associated with quartz veins as the main mineralized host but shear zones and “joint” planes intruded by quartz porphyry dykes are mineralized. The presence of ground preparation structures (emplacement breccias - Gem Showing, Harrison Fault zone - Harrison Gold showing) are obviously related to the mineralization. Higher grades are reported at the margins and contacts of the intrusive bodies.

Some of the zones are found at the contacts with the Spuzzum Diorite while other zones are found at the contacts of the metasediments (Slollicum or Settler) or more recent Eocene sedimentary rocks.

Sulphide mineralization is ubiquitous with the precious metal mineralization in the form of molybdenum +/- chalcopyrite and pyrite with arsenopyrite and tetrahedrite.

Property Geological Setting

The Golden Bear claim is situated on the east shore of Harrison Lake. Paleogene quartz-diorite intrusive occupy the south east region of the claims with contact of the north and west with volcanics, slates and pelites of the Slollicum Schist. On the north east flank, ultramafic rocks with serpentinites have been mapped.

Locally, a mineralized skarn zone occurs along the contact between the quartz diorite intrusion and hydrothermally altered slates and pyritized slates. This skarn unit is locally mineralized with pyrite and chalcopyrite. Elsewhere, quartz veins host disseminated molybdenite and quartz-carbonate veins host blebs of chalcopyrite. These veins crosscut the slaty pelites.

Geophysics

Regional Geophysics

The area of the claims has been covered by a Geological Survey of Canada airborne magnetometer survey which highlights a discreet, broad anomalous magnetic feature in the vicinity of the claim. This magnetic feature appears to be associated with the intrusive found in the southern part of the claim area. The elliptical magnetic anomaly trends east-northeast with a south east "lobe.”

Geophysics of Claims

No ground geophysical surveying has been reported for the property.

Regional Geochemistry

Regional government stream sediment geochemical surveying was completed in the region but none of the sample locations are related to drainages that are relevant to the claim.

It should be noted that minor anomalous values of copper, gold and arsenic are associated with area drainages that could be correlated to the magnetic high identified in the 1972 government airborne geophysical survey.

Conclusions

The GOLDEN BEAR Claim provides a very attractive exploration prospect for base and precious metal mineralization. The property has not been subjected to exploration for at least 20 years despite the presence of significant amounts of copper and molybdenum mineralization noted.

Preliminary exploration and research has identified the high potential of this contact area of the intrusive and the surrounding host metasediments.

It is concluded that detailed exploration as recommended could locate further mineralization and identify zones for drilling. This exploration will ascertain the various rock units and silt sampling, rock and soil geochemistry, will help evaluate the potential of the property. It is apparent that the rocks presently being explored represents a unique situation: there exists several showings, superb road access and a good base of information. Nicholson concludes that detailed exploration is warranted.

Recommended Program

Nicholson proposes a detailed program (Phase I) of geological review and exploration to develop a geological base model for the GOLDEN BEAR Claim. Nicholson is of the opinion that both Phases I and II are necessary to complete the initial evaluation of the GOLDEN BEAR Claim and to select drill targets which would be Phase III.

The initial phases of exploration for the GOLDEN BEAR Claim will consist of detailed geological mapping of all roads within and buttressing the GOLDEN BEAR Claim and silt sampling of every drainage or draw (soil sampling if necessary). This work is important in establishing the base and anomalous geochemical values and the structural implication of the drainages as faults or contacts.

Phase 1 is expected to take between 7 and 10 days with analysis of samples to take a further 7 to 14 days. Phase II will take approximately the same amount of time. Phase I is estimated to cost $4,450 (Cdn$5,000) and Phase II is estimated to cost $2,225 (Cdn$2,500) as detailed below:

Note: We have used Canadian/US Dollar exchange rate of 1.123

BUDGET – PHASE I		US$	Cdn$
Senior Geologist	4 days @ $445 (Cdn$500)/day	1,780	2,000
Geotechnician	2 days @ $222 (Cdn$250)/day	445	500
Equipment Rental	4 wheel drive vehicle 4 days @ $89 (Cdn$100)/day	356	400
Food, Fuel and Supplies		267	300
Assays	50 @ $17.80 (Cdn$20) each	890	1,000
Report		712	800
TOTAL:		4,450	5,000

BUDGET – PHASE II		US$	Cdn$
Follow-up geochemical and detailed geology sampling		1,335	1,500
Assays	25 @ $17.80 (Cdn$20) each	445	500
Report, Supplies & Contingency		445	500
TOTAL:		2,225	2,500

Upon completion of Phase II of the recommended program, we will review the geologist’s report and his conclusions and recommendations for a Phase III program, if warranted. We expect that this report will be available to us by winter of 2007 or spring of 2008.

The total budget for Phases I and II is estimated at $6,675 (Cdn$7,500).

We anticipate that we will be required to raise additional financing to fund our planned work on the GOLDEN BEAR Claim. We are in the process of attempting to raise approximately $100,000 during the next three months.

Peruvian Mining Concessions

On August 13, 2007, we entered into a term sheet (the “Term Sheet”) with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions located in the District of Huanza, Province of Huarochiri, Department of Lima (the “Concessions”) owned by Marlene Ore Lamilla (the “Acquisition”).

It is anticipated that we will cause the formation of a Peruvian subsidiary in which to acquire the Concessions. The Concessions will be acquired by a newly formed Peruvian subsidiary pursuant to a to-be-negotiated Transfer of Mining Concessions Agreement between Marlene Ore Lamilla and our Peruvian subsidiary. In consideration for the sale and transfer of the Concessions, Black Tusk is expected to issue an aggregate of 5,000,000 common shares of Black Tusk to Ms. Lamilla and her nominees, including Mr. De Melt. Our Peruvian subsidiary, Black Tusk, Leonard Raymond De Melt and Marlene Ore Lamilla are expected to enter into a Master Purchase Agreement containing terms related to the issuance of the foregoing common shares, as well as other customary provisions, representations and warranties.

We have agreed to work in good faith with Leonard Raymond De Melt and Marlene Ore Lamilla to finalize the terms of the definitive agreements relating to the Acquisition. However, due to conditions precedent to closing, including the completion of due diligence by us, and the risk that the conditions precedent will not be satisfied, there is no assurance that we will complete the transactions contemplated by the Term Sheet or close the Acquisition.

We anticipate we will be required to raise additional financing to complete the Acquisition and provide working capital to continue exploration on the Concessions, as warranted.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Energy and Mines (“MEM”).

MEM manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, MEM regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of MEM. We have received permission to carry out our initial two-phases of exploration work. Should a follow-up exploration program be undertaken, it would be intended to refine information garnered in the first phase employing similar methods of exploration.

In addition, MEM administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code. Ongoing exploration programs would likely be expanded to include activities such as line cutting, machine trenching and drilling. In that event a reclamation deposit is usually required in the amount of $2,670 (Cdn$3,000) to $4,450 (Cdn$5,000). The process of requesting permission and posting the deposit usually takes about two weeks. The deposit is refundable under a MEM inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $89,000 (Cdn$100,000). However, we are only in the preliminary stages of the first stage exploration and development program on the GOLDEN BEAR claim, and there can be no assurance that we will ever get beyond that stage. The people involved in our project are all accredited professionals and will operate the exploration program in a workmanlike manner that will meet industry standards. The standards set out here are for general information purposes only and have no affect on our current operations.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body. Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as water and waste approvals may be required from the Ministry of the Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits.

Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e., refilling trenches after sampling or cleaning up fuel spills.

Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent or the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the year ended May 31, 2007.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently not quoted on any market or securities exchange. The sales price to the public is fixed at $0.30 per share until such time as the shares of our common stock are quoted on the NASD Over-the-Counter Bulletin Board. Although we intend to apply for quotation of our common stock on the NASD Over-the-Counter Bulletin Board, public trading of our common stock may never materialize.

As of August 29, 2007, we had 8,836,000 shares of common stock issued and outstanding, held by 43 registered shareholders.

Dividends

We have not declared or paid any cash dividend on our common stock.

Recent Sales of Unregistered Securities

During the year ended May 31, 2007, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

On August 31, 2006, the Company issued 400,000 shares of common stock to Magellan Management Company, a company controlled by Gavin Roy, Vice President of the Company, for consulting services valued at $4,000. The offering of shares was conducted by the Company in a private placement to a non-U.S. person outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

On May 31, 2006, the Company issued 36,000 shares of common stock at a price of $0.25 per share for cash proceeds of $9,000. The offering of shares was conducted by the Company in a private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended May 31, 2007.

Equity Compensation Plan Information

We do not currently have any securities authorized for issuance under equity compensation plans.
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	Year Ended May 31, 2007	For the period from August 8, 2005 (Date of Inception) to May 31, 2006

Revenue	$0	$0
Operating Expenses	$47,215	$24,639
Net Income (Loss)	$(47,215)	$(24,639)
Income (Loss) per Common share*	$(0.01)	$-
Weighted Average Number of Common Shares Outstanding	8,735,000	5,589,000

BALANCE SHEET DATA	Black Tusk Minerals Inc. At May 31
	2007	2006

Working Capital (Deficiency)	$(2,104)	$32,111

Total Assets	$4,000	$32,434
Accumulated Deficits	$(71,854)	$(24,639)
Shareholders' Equity (Deficit)	$(2,104)	$32,111

*	Basic and diluted.

Historical results of operations for Black Tusk Minerals Inc. may differ materially from future results.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Explanatory Note on Financial Statements

The audited financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Plan of Operation

Our business plan is to proceed with the exploration of the GOLDEN BEAR Claim to determine whether there are commercially exploitable reserves of gold and molybdenum or other metals and to complete the acquisition of the Peruvian mineral concessions under the terms of the Term Sheet. With respect to the GOLDEN BEAR Claim, we have decided to embark upon the initial two phases of the exploration program recommended by Nicholson. (See “Description of Business” above). This portion of the program will cost approximately $6,675 (Cdn$7,500). As at May 31, 2007 we had cash on hand of $3,217 and a working capital deficit of $2,104. Accordingly, we do not have sufficient working capital to fund our current program or to proceed through the initial two stages of the exploration program without additional financing. The program will be overseen in the field by Nicholson.

We expect that the field work phase of our initial two-phase exploration program will be concluded by the winter of 2007 or the spring of 2008. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the GOLDEN BEAR Claim, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities, and to complete an exploration program on the Peruvian concessions, which we plan to acquire.

Should a follow-up exploration program be undertaken, it would likely commence in the early spring of 2008 and we would expect our consulting geologist’s report by late summer of 2008. If warranted, we would require additional financing to carry out a Phase III program on the GOLDEN BEAR Claim and, based on the results of Phase III, any follow-up exploration programs.

We anticipate that we will require additional financing to complete negotiations and documentation related to our proposed acquisition of the Peruvian concessions. The acquisition is subject to completion of due diligence and negotiation of definitive documentation. Consequently, there can be no assurance that we will complete the acquisition as planned. If the acquisition is completed, we will be required to raise additional capital to complete exploration on the concessions. We have not completed sufficient due diligence or technical review of the properties to determine if we will complete the acquisition or the scope of the exploration program, if any.

We plan to raise $100,000 in funding by offering equity securities. We currently have no firm commitments for such financing and we cannot provide investors with any assurance that we will be able to obtain sufficient funding on acceptable terms, if at all. We believe that debt financing will not be an alternative for funding any further phases in our exploration program at this time. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

During the exploration stage, Peter Watson, our President, Secretary and Treasurer, will only be devoting approximately 2 to 4 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months as all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of Mr. Watson, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We anticipate that we will incur the following expenses over the next 12 months as of May 31, 2007:

(1)	$6,675 (Cdn$7500) in connection with the completion of the two-phase recommended geological work program;
(2)	$25,000 for expenses related to the proposed acquisition of the Peruvian mining concessions; and
(3)

$30,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures.

We had cash in the amount of $3,217 and a working capital deficit of $2,104 as of May 31, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through our fiscal year ending May 31, 2008. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Results of Operations for the Year Ended May 31, 2007

We did not earn any revenues from May 31, 2006 to May 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $47,215 for the period from May 31, 2006 to May 31, 2007. These operating expenses included: (a) professional fees in connection with our corporate organization of $19,331; (b) donated office rent of $3,000; (c) donated management services of $6,000; (d) impairment of mineral property costs of $173; and (e) general and administrative costs of $18,711.

We incurred a loss in the amount of $47,215 for the period from May 31, 2006 to May 31, 2007. Our loss was attributable to organizational costs, professional fees, administrative expenses and property impairment costs.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. We anticipate that we will need to raise $100,000 in the next three months to fund our capital requirements through May 31, 2008. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at May 31, 2007, we had cash of $3,217, a working capital deficit or $2,104 and an accumulated deficit of $71,854.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated capital and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this did not have a material effect on the Company's future reported financial position or results of operations.

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

Going concern

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

ITEM 7.           FINANCIAL STATEMENTS

Black Tusk Minerals Inc.

(An Exploration Stage Company)

May 31, 2007

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity (Deficit)	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Black Tusk Minerals Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity for the year ended May 31, 2007, the period from August 8, 2005 (Date of Inception) to May 31, 2006, and accumulated from August 8, 2005 (Date of Inception) to May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2007 and 2006, and the results of its operations, cash flows and stockholders’ equity for the year ended May 31, 2007, the period from August 8, 2005 (Date of Inception) to May 31, 2006 and accumulated from August 8, 2005 (Date of Inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 15, 2007

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2007 $	May 31, 2006 $

ASSETS

Current Assets

Cash	3,217	32,434
Prepaid expenses	783	–

Total Assets	4,000	32,434

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	4,604	323
Accrued liabilities (Note 5)	1,500	–

Total Liabilities	6,104	323

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.001 par value 8,836,000 shares issued and outstanding (May 31, 2006 – 8,436,000 shares)	8,836	8,436

Additional Paid-in Capital	45,414	41,814

Stock Subscriptions Receivable (Note 6(a))	(250)	(250)

Donated Capital (Note 3)	15,750	6,750

Deficit Accumulated During the Exploration Stage	(71,854)	(24,639)

Total Stockholders’ Equity (Deficit)	(2,104)	32,111

Total Liabilities and Stockholders’ Equity (Deficit)	4,000	32,434

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception)	For the Year Ended	For the period from August 8, 2005 (Date of Inception)
	to May 31,	May 31,	to May 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3)	5,250	3,000	2,250
Donated services (Note 3)	10,500	6,000	4,500
General and administrative	27,628	18,711	8,917
Impairment of mineral property costs (Note 4)	7,673	173	7,500
Professional fees	20,803	19,331	1,472

Total Expenses	71,854	47,215	24,639

Net Loss	(71,854)	(47,215)	(24,639)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		8,735,000	5,589,000

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

		From August 8, 2005 (Date of Inception) to May 31, 2006

	For the Year Ended May 31, 2007
	$	$

Operating Activities

Net loss	(47,215)	(24,639)

Adjustments to reconcile net loss to cash:

Impairment of mineral property	173	7,500
Donated services and expenses	9,000	6,750
Common stock issued for services	4,000	–

Changes in operating assets and liabilities:

Prepaid expenses	(783)	–
Accounts payable and accrued liabilities	5,781	323

Net Cash Used in Operating Activities	(29,044)	(10,066)

Investing Activities

Mineral property acquisition costs	(173)	(7,500)

Net Cash Used in Investing Activities	(173)	(7,500)

Financing Activities

Proceeds from issuance of common stock	–	50,000

Net Cash Provided by Financing Activities	–	50,000

Increase (Decrease) In Cash	(29,217)	32,434

Cash - Beginning of Period	32,434	–

Cash - End of Period	3,217	32,434

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from August 8, 2005 (Date of Inception) to May 31, 2007

(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Stock		During the
			Paid-in	Subscriptions	Donated	Exploration
	Shares	Amount	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – August 8, 2005 (Date of Inception)	–	–	–	–	–	–	–

August 8, 2005 – common shares issued for cash at $0.001 per share	4,750,000	4,750	–	–	–	–	4,750

March 24, 2006 – common shares issued for cash at $0.01 per share	3,650,000	3,650	32,850	–	–	–	36,500

May 31, 2006 – common shares issued for cash at $0.25 per share	36,000	36	8,964	(250)	–	–	8,750

Donated rent and services	–	–	–	–	6,750	–	6,750

Net loss for the period	–	–	–	–	–	(24,639)	(24,639)

Balance – May 31, 2006	8,436,000	8,436	41,814	(250)	6,750	(24,639)	32,111

August 31, 2006 – common shares issued for services at $0.001 per share	400,000	400	3,600	–	–	–	4,000

Donated rent and services	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	(47,215)	(47,215)

Balance – May 31, 2007	8,836,000	8,836	45,414	(250)	15,750	(71,854)	(2,104)

1.        Nature of Operations and Continuance of Business

Black Tusk Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 8, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficit of $2,104 and accumulated losses of $71,854 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2006, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 28, 2006 to register 3,686,000 shares of common stock for resale by existing shareholders of the Company at $0.30 per share until the shares are quoted on the OTC Bulletin Board (“OTCBB”), and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated capital and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.	Summary of Significant Accounting Policies (continued)
e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

2.	Summary of Significant Accounting Policies (continued)
k)	Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this did not have a material effect on the Company's future reported financial position or results of operations.

2.	Summary of Significant Accounting Policies (continued)
l)	Recent Accounting Pronouncements (continued)

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

3.	Related Party Transactions
a)

During the year ended May 31, 2007, the Company recognized a total of $6,000 (2006 - $4,500) for donated services at $500 per month, and $3,000 (2006 - $2,250) for donated rent at $250 per month provided by the President of the Company.

b)	On August 31, 2006, the Company issued 400,000 shares of common stock to a company controlled by management for consulting services valued at $4,000.
4.	Mineral Properties

On December 19, 2005 the Company acquired a 100% interest in a mineral claim located in British Columbia, Canada, in consideration for $7,500. The mineral claim is subject to a 2.5% net smelter return royalty and a 7.5% gross rock royalty. The Company can acquire 1.5% of the NSR for $1.0 million within 12 months from commencement of commercial production. Advance royalties of $25,000 are payable annually commencing 36 months from execution of the agreement. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. On May 15, 2006, the Company forfeited ownership of the mineral claim and subsequently replaced the mineral claim with the staking of a new claim on August 24, 2006 under the same terms of the agreement.  For the year ended May 31, 2007, the Company recognized an impairment loss of $173, as the acquisition of the new mineral claim has not been determined whether there is proven or probable reserves on the property.

5.	Accrued Liabilities

At May 31, 2007, accrued liabilities of $1,500 (2006 - $nil) consists of amounts owing for professional fees.

6.	Common Stock
a)	On August 31, 2006, the Company issued 400,000 shares of common stock to a company controlled by management for consulting services valued at $4,000.
b)	On May 31, 2006, the Company issued 36,000 shares of common stock at a price of $0.25 per share for cash proceeds of $9,000, of which $250 is receivable at May 31, 2007.
c)	On March 24, 2006, the Company issued 3,650,000 shares of common stock at a price of $0.01 per share for cash proceeds of $36,500.
d)	On August 8, 2005, the Company issued 1,875,000 shares of common stock to the President of the Company for cash proceeds of $1,875.
e)	On August 8, 2005, the Company issued 1,875,000 shares of common stock to the Secretary of the Company for cash proceeds of $1,875.
f)	On August 8, 2005, the Company issued 1,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $1,000.

7.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $56,100 available to offset taxable income in future years which expires beginning in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2007 $	May 31, 2006 $

Net loss before income taxes per financial statements	47,215	24,639

Income tax rate	35%	35%

Income tax recovery	(16,525)	(8,624)

Permanent differences	3,150	2,364

Temporary differences	–	–

Valuation allowance change	13,375	6,260

Provision for income taxes	–	–

7.	Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2007 and 2006 are as follows:

	May 31, 2007 $	May 31, 2006 $

Net operating loss carryforward	19,635	6,260

Valuation allowance	(19,635)	(6,260)

Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

8.	Subsequent Event

On August 13, 2007, the Company entered into a term sheet (the “Term Sheet”) for the acquisition of certain mining concessions located in the District of Huanza in Lima, Peru. Under the terms of the Term Sheet, the Company will issue 5,000,000 common shares of the Company in exchange for 100% interest in the mining concessions, subject to a 1% net smelter return.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and that our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(a) COMPLIANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of May 31, 2007.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
Peter Watson	President, Director	Vice President of Investment Banking of NovaDX Ventures Corp.	August 8, 2005	48
Kurt Bordian	Secretary, Treasurer, Director	Certified General Accountant	August 8, 2005	39
Gavin Roy	Vice President	Principal of Magellan Management Company	August 9, 2007	41

The following is a description of the business background of the directors and executive officers of Black Tusk Minerals Inc.

Peter Watson

Peter Watson has been our president and a director since our inception on August 8, 2005. Mr. Watson has over 25 years experience in strategic business development, corporate finance and marketing. Over the course of his career he has been instrumental in the growth of both private and public companies in various Canadian business sectors. Mr. Watson has been managing director Bishop Gold Inc., a publicly traded mineral exploration company since December 2003 and the Vice President of NovaDX Ventures Corp., a publicly traded investment firm. Since joining us, Mr. Watson has devoted 2 to 4 hours per week dealing with our affairs.

Kurt Bordian

Kurt Bordian has been our secretary, treasurer and a director since our inception on August 8, 2005. Mr. Bordian is a designated certified general accountant in Canada and holds a bachelor of commerce (honours) degree from the University of Manitoba. He has worked chiefly in the mineral exploration and oil and gas industries over the past 10 years and currently serves as an officer and/or director of the following companies: Calypso Acquisition Corp. (Corporate Secretary), Canyon Copper Corp. (CFO), Calypso Acquisition Corp. (Director), ESO Uranium Corp. (CFO and Corporate Secretary), Palo Duro Energy Inc. (Corporate Secretary and Director), Magnate Ventures Inc. (President, CEO and Director) and Waymar Resources Ltd. (Director). Since joining us, Mr. Bordian has devoted 2 to 4 hours per week dealing with our affairs.

Gavin Roy

Mr. Roy has extensive experience in the financial services business. Mr. Roy is currently the principal of Magellan Management Company, a venture capital firm in Vancouver, British Columbia. Prior to forming Magellan Management in 2005, Mr. Roy’s principal occupation during the past five years has been as an investment advisor with Canaccord Capital Corporation, Octagon Capital Corporation, and Global Securities Corporation. Mr. Roy has been a registrant in Canada with the British Columbia, Alberta, Saskatchewan and Ontario securities commissions. Mr. Roy is a director of the following U.S. reporting issuers: Chilco River Holdings, Inc. and Plaza Resources Inc.

Significant Employees

There are no significant employees other than Peter Watson, Kurt Bordian and Gavin Roy.

Family Relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Committees of the Board of Directors

We have no Audit, Compensation, Corporate Governance or Nominating Committee due to our small size.

Our board of directors is responsible for developing our approach to corporate governance issues.

Corporate Cease Trade Orders and Bankruptcies

Except as disclosed in this report, none of our directors or officers is, or has been within the ten years before the date of this report, a director or officer of any other company that, while such person was acting in that capacity, was the subject of a cease trade or similar order, or an order that denied the company access to any statutory exemptions under applicable securities legislation, for a period of more than 30 consecutive days, or was declared bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold the assets of that company.

Penalties and Sanctions

None of our directors or officers has been subject to any penalties or sanctions imposed by a court relating to any securities legislation or by any securities regulatory authority or has entered into a settlement agreement with any securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

Personal Bankruptcies

None of our directors or officers has, within the ten years before the date of this report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromises with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director or officer.

Conflicts of Interest

To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended May 31, 2007, except:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Peter Watson	President; Director	Late/1	-	-
Kurt Bordian	Director; Secretary; Treasurer	Late/1	-	-
Gavin Roy	Vice President	Late/1	-	-

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

A summary of cash and other compensation paid to our President and other executives for the year ending May 31, 2007 and from August 8, 2005 (date of inception) to May 31, 2006 is as follows:

Name and Principal Position	Year Ending May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Peter Watson President	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Kurt Bordian Secretary and Treasurer	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -

Gavin Roy Vice President	2007 2006	- -	- -	- -	- -	- -	- -	- (1)	- (1)

(1)

Magellan Management Company, of which Mr. Roy is a principal, has provided and currently provides administrative and consulting services to Black Tusk. In 2006, Magellan Management received $16,000 in consideration for providing such administrative and consulting services to Black Tusk. On August 31, 2006, Magellan Management Company acquired 400,000 shares of Black Tusk’s common stock at $0.001 per share for consulting services for one year ending August 31, 2007.

Director Compensation

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to an officer in the event that we decide to proceed with additional exploration programs beyond the initial stage two-phase program.

We do not pay to our directors any compensation for serving on our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of May 31, 2007 regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and
•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 8,836,000 shares of common stock outstanding as of August 29, 2007.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following August 29, 2007 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Officers, Directors and Principal Stockholders

Name and Address of Beneficial Owner

Name/Position	Address	Number of Shares(1)		Percentage of Issued and Outstanding(1)
Officers and Directors

Peter Watson	4424 Sunset Boulevard	1,875,000		21.2%
President and Director	North Vancouver, B.C. V7R 3Y9

Kurt Bordian	506 – 1245 Quayside Drive	1,875,000		21.2%
Secretary, Treasurer and Director	New Westminster, B.C. V3M 6J6

Gavin Roy	7425 Arbutus Street	1,400,000	(2)	15.8%
Vice President	Vancouver, B.C. V6P 5T2

5% Shareholders

Robin Lyman	1322 Devonshire Street Vancouver, B.C. V6H 2G4	850,000		9.6%

Matthew Fahey	650 – 1500 West Georgia Street Vancouver, B.C. V6G 3A9	850,000		9.6%

Officers and Directors as a Group (3 persons)		5,150,000	(2)	58.2%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)	Includes 400,000 shares held directly by Magellan Management Company over which Gavin Roy has sole investment, voting power and control.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holder	n/a	n/a	n/a

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

-	any of our directors or officers;
-	any person proposed as a nominee for election as a director;
-	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding share of common stock;
-	any of our promoters;
-	any relative or spouse of any of the foregoing persons who has the same home address as such person.

Peter Watson has been a director and our President since August 8, 2005. He acquired 1,875,000 shares of our common stock at a price of $0.001 per share on August 8, 2005. This represents 21.2% of our issued common stock as of May 31, 2007.

Kurt Bordian has been a director and our Secretary and Treasurer since August 8, 2005. He acquired 1,875,000 shares of our common stock at a price of $0.001 per share on August 8, 2005. This represents 21.2% of our issued common stock as of May 31, 2007.

Gavin Roy, a promoter of our company since inception and a Vice President since August 9, 2007, acquired 1,000,000 shares of our common stock at a price of $0.001 per share, on August 8, 2005.

On August 31, 2006, Magellan Management Company, a private British Columbia company controlled by Gavin Roy, acquired 400,000 shares of our common stock at $0.001 per share for consulting services for one year ending August 31, 2007.

Other than the purchase of their common shares, none of Peter Watson, Kurt Bordian, or Gavin Roy has entered into any agreement with us in which any of them is to receive from us or provide to us anything of value.

ITEM 13.	EXHIBITS

Exhibits

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Property Acquisition Agreement, dated August 24, 2006, between Black Tusk Minerals Inc. and George E. Nicholson
10.2(2)	Term Sheet, dated August 13, 2007, among Black Tusk Minerals Inc., Leonard Raymond De Melt and Marlene Ore Lamilla
23.1	Consent of Manning Elliot, Chartered Accountants
23.2	Consent of George E. Nicholson, P.Eng., Consulting Geologist
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

_________________

(1)	Previously filed on Form SB-2 dated September 28, 2006
(2)	Previously filed on Form 8-K dated August 14, 2007

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the periods from May 31, 2006 to May 31, 2007 and from August 8, 2005 (date of inception) to May 31, 2006 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB for the years ended May 31, 2007 and 2006, were $9,000 and $nil, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for the years ended May 31, 2007 and 2006, were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for the years ended May 31, 2007 and 2006, were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for the years ended May 31, 2007 and 2006, were $nil and $nil, respectively.

SIGNATURES

Date: August 29, 2007	BLACK TUSK MINERALS INC. By: /s/ Peter Watson Peter Watson President (Principal Executive Officer)

Date: August 29, 2007	By: /s/ Kurt Bordian Kurt Bordian Secretary and Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: August 29, 2007	/s/ Peter Watson Peter Watson, President and Director

Date: August 29, 2007	/s/ Kurt Bordian Kurt Bordian, Secretary, Treasurer and Director