Form 10QSB
period 2007-08-31
Black Tusk Minerals Inc.
filed 2007-10-15
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52372

BLACK TUSK MINERALS INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-3366333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

408 – 1199 West Pender Street
Vancouver, British Columbia, Canada	V6E 2R1
(Address of principal executive offices)	(zip code)

Issuer’s Telephone Number: (604) 689-3443

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

Yes           No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of October 15, 2007, there were 18,300,076 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes           No

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

(Unaudited)

	August 31, 2007 $	May 31, 2007 $
ASSETS
Current Assets

Cash	52,834	3,217
Prepaid expenses	82	783

Total Assets	52,916	4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable	32,187	4,604
Accrued liabilities (Note 5)	954	1,500

Total Liabilities	33,141	6,104

Stockholders’ Equity (Deficit)

Common Stock, 200,000,000 shares authorized, $0.001 par value
17,672,000 shares issued and outstanding (Note 8(a))	17,672	17,672

Additional Paid-in Capital	36,578	36,578

Common Stock Subscribed (Note 6(b))	58,283	–

Stock Subscriptions Receivable (Note 6(a))	--	(250)

Donated Capital (Note 3)	18,000	15,750

Deficit Accumulated During the Exploration Stage	(110,758)	(71,854)

Total Stockholders’ Equity (Deficit)	19,775	(2,104)

Total Liabilities and Stockholders’ Equity (Deficit)	52,916	4,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to August 31, 2007 $	For the Three Months Ended August 31, 2007 $	For the Three Months Ended August 31, 2006 $
Revenue	—	—	—

Expenses
Donated rent (Note 3)	6,000	750	750
Donated services (Note 3)	12,000	1,500	1,500
General and administrative	32,141	4,513	13,961
Impairment of mineral property costs (Note 4)	7,860	187	--
Professional fees	52,757	31,954	8,000

Total Expenses	110,758	38,904	24,211

Net Loss	(110,758)	(38,904)	(24,211)

Net Loss Per Share - Basic and Diluted		—	—

Weighted Average Shares Outstanding (Note 7(a))		17,672,000	16,872,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Three Months Ended August 31, 2007 $	For the Three Months Ended August 31, 2006 $
Operating Activities

Net loss	(38,904)	(24,211)
Adjustments to reconcile net loss to cash:

Impairment of mineral property	187	—
Donated services and expenses	2,250	2,250

Changes in operating assets and liabilities:

Prepaid expenses	701	(283)
Accounts payable and accrued liabilities	27,037	1,042
Due from related party	—	(542)

Net Cash Used in Operating Activities	(8,729)	(21,744)

Investing Activities

Mineral property acquisition costs	(187)	—

Net Cash Used in Investing Activities	(187)	—

Financing Activities

Common stock subscriptions received	250	—
Common stock subscribed	61,283	—
Share issue costs	(3,000)	—

Net Cash Provided by Financing Activities	58,533	—

Increase (Decrease) In Cash and Cash Equivalents	49,617	(21,744)

Cash and Cash Equivalents - Beginning of Period	3,217	32,434

Cash and Cash Equivalents - End of Period	52,834	10,690

Supplemental Disclosures

Interest paid	—	—
Income tax paid	—	—

(The Accompanying Notes are an Integral Part of These Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

(Expressed in US dollars)

(Unaudited)

1.	Exploration Stage Company

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2007, the Company has accumulated losses of $110,758 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in British Columbia and Peru and estimates that cash requirements of approximately $250,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. Refer to Note 8(b).

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is May 31.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

(Expressed in US dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The fair-value of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

(Expressed in US dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
k)	Foreign Currency Translation

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

l)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

m)	Recently Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

August 31, 2007

(Expressed in US dollars)

(Unaudited)

3.	Related Party Transactions

During the three-month period ended August 31, 2007, the Company recognized a total of $1,500 (August 31, 2006 - $1,500) for donated services at $500 per month, and $750 (August 31, 2006 - $750) for donated rent at $250 per month provided by the President of the Company.

4.	Mineral Properties

On December 19, 2005 the Company acquired a 100% interest in a mineral claim located in British Columbia, Canada, in consideration for $7,500. The mineral claim is subject to a 2.5% net smelter return royalty and a 7.5% gross rock royalty. The Company can acquire 1.5% of the NSR for $1.0 million within 12 months from commencement of commercial production. Advance royalties of $25,000 are payable annually commencing 36 months from execution of the agreement. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. On May 15, 2006, the Company forfeited ownership of the mineral claim and subsequently replaced the mineral claim with the staking of a new claim on August 24, 2006 under the same terms of the agreement. For the three-month period ended August 31, 2007, the Company recognized an impairment loss of $187 (August 31, 2006 - $Nil), as it has not yet been determined whether the new claim has proven or probable reserves on the property.

5.	Common Stock
a)	On August 23, 2007, the Company received $250 for stock subscriptions receivable from a prior period.
b)	As of August 31, 2007, the Company had received subscriptions pursuant to a private placement for cash proceeds of $58,533, net of subscription costs of $3,000. Refer to Note 7(b).
6.	Commitments

On August 13, 2007, the Company entered into a term sheet (“Term Sheet”) with two individuals detailing the principal terms of the Company’s acquisition of certain mining concessions locate in Peru, which will be subject to 1% net smelter royalty granted to those individuals. As a result, the Company will form a Peruvian subsidiary which will acquire the concessions. In consideration for the sale and transfer of the concessions, the Company will issue an aggregate of 10,000,000 post forward stock-split common shares of the Company to the individuals, subject to completion of due diligence by the Company. There is no assurance that the Company will be able to complete the transaction contemplated by the Term Sheet or close the acquisition.

7.	Subsequent Events
a)

On September 12, 2007, the Company increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares, and effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 8,836,000 shares of common stock to 17,672,000 shares of common stock. All per share amounts have been retroactively restated to reflect the forward stock-split.

b)

On September 13, 2007, the Company completed an offer and sale of 628,076 post forward stock-split common shares of the Company at a price of $0.15 per share for aggregate proceeds of $94,211, of which $58,533 were received prior to August 31, 2007.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

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

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual report on Form 10-KSB and our current reports on Form 8-K.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

INCOME STATEMENT DATA	For the three months ended August 31, 2007	For the three months ended August 31, 2006

Revenue	$0	$0
Operating Expenses	$38,904	$24,211
Net Income (Loss)	$(38,904)	$(24,211)
Net Income (Loss) per Common share*	$-	$-
Weighted Average Number of Common Shares Outstanding	17,672,000	16,872,000

*  Basic and diluted

BALANCE SHEET DATA	At August 31, 2007	At May 31, 2007

Working Capital (Deficiency)	$19,755	$(2,104)
Total Assets	$52,916	$4,000
Accumulated Deficit	$(110,758)	$(71,854)
Shareholders’ Equity (Deficit)	$19,775	$(2,104)

Historical results of operations for Black Tusk Minerals Inc. may differ materially from future results.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Explanatory Note on Financial Statements

The financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

PLAN OF OPERATIONS

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

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. As of February 28, 2007 we incurred a total of $7,500 in acquisition costs for the GOLDEN BEAR Claim.

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

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. From our inception through August 31, 2007 we have incurred a net loss of $110,758. We have no revenues from operations.

We currently have sufficient funds to take us through Phases I and II of our initial exploration program. However, our working capital is not sufficient to enable us to perform our planned geological exploration of the property. Accordingly, we will require additional financing to complete the planned exploration program on the GOLDEN BEAR Claim and to satisfy our ongoing working capital requirements.

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

It is anticipated that we will cause the formation of a Peruvian subsidiary in which to acquire the Concessions. The Concessions will be acquired by a newly formed Peruvian subsidiary pursuant to a to-be-negotiated Transfer of Mining Concessions Agreement between Marlene Ore Lamilla and our Peruvian subsidiary. In consideration for the sale and transfer of the Concessions, Black Tusk is expected to issue an aggregate of 10,000,000 common shares of Black Tusk to Ms. Lamilla and her nominees, including Mr. De Melt. Our Peruvian subsidiary, Black Tusk, Leonard Raymond De Melt and Marlene Ore Lamilla are expected to enter into a Master Purchase Agreement containing terms related to the issuance of the foregoing common shares, as well as other customary provisions, representations and warranties.

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

Results of Operations for the Quarter Ended August 31, 2007

We did not earn any revenues from May 31, 2007 to August 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $38,904 for the period from May 31, 2007 to August 31, 2007. These operating expenses included: (a) professional fees in connection with our corporate organization of $31,954; (b) donated office rent of $750; (c) donated management services of $1,500; (d) impairment of mineral property costs of $187; and (e) general and administrative costs of $4,513.

We incurred a loss in the amount of $38,904 for the period from May 31, 2007 to August 31, 2007. Our loss was attributable to organizational costs, professional fees, administrative expenses and property impairment costs.

Liquidity and Capital Resources

We anticipate that we will incur the following expenses over the next 12 months as of August 31, 2007:

(1)	$6,675 (Cdn$7,500) in connection with the completion of the two-phase recommended geological work program;
(2)	$25,000 for expenses related to the proposed acquisition of the Peruvian mining concessions; and
(3)

$30,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures.

We had cash in the amount of $52,834 and working capital of $19,775 as of August 31, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through our fiscal year ending May 31, 2008. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

On September 13, 2007, the Company completed the offer and sale of 628,076 common shares (post-forward stock split) at a price of $0.15 per share for aggregate gross proceeds of $94,211.45. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

We plan to raise an additional $100,000 in funding by offering equity securities. We currently have no firm commitments for such financing and we cannot provide investors with any assurance that we will be able to obtain sufficient funding on acceptable terms, if at all. We believe that debt financing will not be an alternative for funding any further phases in our exploration program at this time. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial Instruments

The fair-value of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

ITEM 3.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the Company’s the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 13, 2007, the Company completed the offer and sale of 628,076 common shares (post-forward stock split) at a price of $0.15 per share for aggregate gross proceeds of $94,211.45. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds will be used for working capital purposes and general expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On September 12, 2007, Black Tusk Minerals Inc. increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares and effected a 2 for 1 forward stock split of its issued and outstanding shares of common stock. The issued and outstanding share capital increased from 8,836,000 shares of common stock to 17,672,000 shares of common stock. This quarterly report gives retroactive effect to the forward split.

ITEM 6.	EXHIBITS

Exhibits

3.1(1)	Articles of Incorporation

3.2(2)	Certificate of Change

3.3(1)	Bylaws

10.1(1)	Property Acquisition Agreement, dated August 24, 2006, between Black Tusk Minerals Inc. and George E. Nicholson

10.2(3)	Term Sheet, dated August 13, 2007, among Black Tusk Minerals Inc., Leonard Raymond De Melt and Marlene Ore Lamilla

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

_________________

(1)	Previously filed on Form SB-2 dated September 28, 2006
(2)	Previously filed on Form 8-K dated September 11, 2007
(3)	Previously filed on Form 8-K dated August 14, 2007

SIGNATURES

In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: October 15, 2007	BLACK TUSK MINERALS INC. By: /s/ Peter Watson Peter Watson President (Principal Executive Officer)

Date: October 15, 2007	By: /s/ Kurt Bordian Kurt Bordian Secretary and Treasurer (Principal Financial and Accounting Officer)