Form 10QSB
period 2007-11-30
Black Tusk Minerals Inc.
filed 2008-01-22
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

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

Yes           No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of January 22, 2008, there were 18,300,076 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes           No

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	November 30, 2007 $	May 31, 2007 $

ASSETS

Current Assets

Cash	12,286	3,217
Prepaid expenses	82	783
Total Assets	12,368	4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	19,042	4,604
Accrued liabilities	7,272	1,500
Total Liabilities	26,314	6,104

Contingencies and Commitment (Notes 1 and 6)

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 18,300,076 shares issued and outstanding (May 31, 2007 – 17,672,000 shares)	18,300	17,672

Additional Paid-in Capital	127,162	36,578

Stock Subscriptions Receivable (Note 5(c))	(500)	(250)

Donated Capital (Note 3)	20,250	15,750

Deficit Accumulated During the Exploration Stage	(179,158)	(71,854)

Total Stockholders’ Deficit	(13,946)	(2,104)

Total Liabilities and Stockholders’ Deficit	12,368	4,000

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3)	6,750	750	750	1,500	1,500
Donated services (Note 3)	13,500	1,500	1,500	3,000	3,000
General and administrative	66,423	34,282	210	38,795	14,171
Impairment of mineral property costs (Note 4)	8,198	338	–	525	–
Professional fees	84,287	31,530	3,090	63,484	11,090
Total Expenses	179,158	68,400	5,550	107,304	29,761
Net Loss	(179,158)	(68,400)	(5,550)	(107,304)	29,761
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding (Note 5(b))		18,210,000	17,272,000	17,940,000	17,672,000

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Six Months Ended November 30, 2007	For the Six Months Ended November 30, 2006
	$	$

Operating Activities

Net loss for the period	(107,304)	(29,761)

Adjustments to reconcile net loss to cash:

Stock based compensation	–	400
Impairment of mineral property costs	525	–
Donated services and expenses	4,500
   4,500

Changes in operating assets and liabilities:

Prepaid expenses	701	(588)
Accounts payable and accrued liabilities	20,210	3,017
Net Cash Used in Operating Activities	(81,368)	(22,432)

Investing Activities

Acqusition of mineral property	(525)	–

Net Cash Used in Investing Activities	(525)	–

Financing Activities

Proceeds from the sale of common stock	93,712	–
Proceeds from stock subscriptions receivable	250	–
Payment of share issuance costs	(3,000)	–

Net Cash Provided by Financing Activities	90,962	–

Increase (Decrease) In Cash	9,069	(22,432)
Cash - Beginning of Period	3,217	32,434

Cash - End of Period	12,286	10,002

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2007

(Expressed in US dollars)

(Unaudited)

1.	Nature of Business and Continuance of Operations

Black Tusk Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 8, 2005. Effective September 21, 2007, the Company incorporated a wholly-owned subsidiary, Black Tusk Minerals Peru SAC, in Peru. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has a working capital deficiency of $13,946 and has accumulated losses of $179,158 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in British Columbia and Peru and estimates that cash requirements of approximately $250,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. Refer to Note 6.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Black Tusk Minerals Peru SAC. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is May 31.

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

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated capital and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2007

(Expressed in US dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2007

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

l)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

3.	Related Party Transactions

During the six months ended November 30, 2007, the Company recognized a total of $3,000 (November 30, 2006 - $3,000) for donated services at $500 per month, and $1,500 (November 30, 2006 - $1,500) for donated rent at $250 per month provided by the President of the Company.

4.	Mineral Properties

On December 19, 2005 the Company acquired a 100% interest in a mineral claim located in British Columbia, Canada, in consideration for $7,500. Advance royalties of $25,000 are payable annually commencing 36 months from execution of the agreement. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. On May 15, 2006, the Company forfeited ownership of the mineral claim and subsequently replaced the mineral claim with the staking of a new claim on August 24, 2006 under the same terms of the agreement.

For the six months ended November 30, 2007, the Company recognized an impairment loss of $525 (November 30, 2006 - $Nil), as it has not yet been determined whether the new claim has proven or probable reserves on the property. Subsequently, on December 31, 2007, the mineral claim expired and the Company did not renew the claim. Refer to Note 7(b).

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2007

(Expressed in US dollars)

(Unaudited)

5.	Common Stock
a)	On August 23, 2007, the Company received $250 for stock subscriptions receivable from a prior period.
b)

On September 12, 2007, the Company increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares, and effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 8,836,000 shares of common stock to 17,672,000 shares of common stock. All per share amounts have been retroactively restated to reflect the forward stock- split.

c)

On September 13, 2007, the Company completed an offer and sale of 628,076 post forward stock-split common shares of the Company at a price of $0.15 per share for proceeds of $91,212 net of share issuance costs of $3,000. At November 30, 2007, the Company received proceeds of $93,712 and is due $500 for outstanding stock subscriptions receivable.

6.	Commitment

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s proposed acquisition of certain mining concessions located in Peru, which will be subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company shall issue an aggregate of 10,000,000 post forward stock-split common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. Refer to Note 7(a).  The title of the mine concessions has not yet been transferred to the company’s subsidiary.

7.	Subsequent Events
a)

On December 5, 2007, the Company entered into an agreement to purchase the mining concessions as described in Note 6. The title of the mine concessions has not yet been transferred to the Company’s subsidiary.

b)	On December 31, 2007, the Golden Bear mineral claim located in British Columbia, Canada expired and the Company did not renew the rights to the claim.

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

OVERVIEW

We were incorporated on August 8, 2005 in the State of Nevada with the intention of acquiring mineral exploration projects. On August 24, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in one unpatented mineral claim, representing 440.8066 hectares, or 17.63 mineral units, known as the GOLDEN BEAR Claim. The GOLDEN BEAR Claim is located on the east shore of Harrison Lake in the New Westminster Mining District, British Columbia, Canada.  In order to maintain the GOLDEN BEAR claim in good standing, we were required to make minimal expenditures on the claims or pay renewal fees to the B.C. Ministry of Energy and Mines. Pursuant to 35(1) of the Mineral Tenure Act, a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. On December 31, 2007, the Company allowed the GOLDEN BEAR claim to lapse. Accordingly, we currently have no property interests. We are in the process of reviewing other business opportunities, including the consummation of the acquisition of the Peruvian mining concessions and pediments described below.

On August 13, 2007, we entered into a term sheet with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima owned by Marlene Ore Lamilla (the "Peru Properties").  On December 5, 2007, we entered into a Master Purchase Agreement with Black Tusk Minerals Peru SAC, a Peruvian corporation and a wholly-owned subsidiary of the Company (“Black Tusk Peru”), Leonard Raymond De Melt and Marlene Ore Lamilla (the “Master Purchase Agreement”) pursuant to which we agreed to issue an aggregate of 10,000,000 common shares to Marlene Ore Lamilla (and her designees) in consideration for the transfer of the Peru Properties to Black Tusk Peru pursuant to a Mining Concessions and Pediments Transfer Agreement (the “Peru Transfer Agreement”) to be entered into between Marlene Ore Lamilla and Black Tusk Peru. As additional consideration for the transfer of the Peru Properties, Marlene Ore Lamilla (or her designee) will receive a 1% royalty on the net smelter returns upon commercial production on the Peru Properties. Due to conditions precedent to closing, including the registration of the Peru Transfer Agreement with the appropriate Peruvian governmental authority, and the risk that the conditions precedent will not be satisfied, there is no assurance that we will complete the transactions contemplated by the Master Purchase Agreement or close the acquisition of the Peru Properties, however we anticipate that such transactions will close during the first quarter of 2008.

 Our principal offices are located at 408 – 1199 West Pender Street, Vancouver, B.C. V6E 2R1. Our phone number is (604) 689-3443.

SELECTED FINANCIAL DATA

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the six months ended November 30, 2007	For the six months ended November 30, 2006

Revenue	$0	$0
Operating Expenses	$107,304	$29,761
Net Income (Loss)	$(107,304)	$(29,761)
Net Income (Loss) per Common share*	$(0.01)	$–
Weighted Average Number of Common Shares Outstanding	17,940,000	17,672,000

*  Basic and diluted

BALANCE SHEET DATA	At November 30, 2007	At May 31, 2007

Working Capital (Deficiency)	$(13,946)	$(2,104)
Total Assets	$12,368	$4,000
Accumulated Deficit	$(179,158)	$(71,854)
Shareholders’ Equity (Deficit)	$(13,946)	$(2,104)

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

In order to maintain the GOLDEN BEAR claim in good standing, we were required to make minimal expenditures on the claims or pay renewal fees to the B.C. Ministry of Energy and Mines. Pursuant to 35(1) of the Mineral Tenure Act, a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. On December 31, 2007, the Company allowed the GOLDEN BEAR claim to lapse. Accordingly, we currently have no property interests. We are in the process of reviewing other business opportunities, including the consummation of the acquisition of the Peruvian mining concessions and pediments described below.

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. From our inception through November 30, 2007 we have incurred a net loss of $179,158. We have no revenues from operations.

Peruvian Mining Concessions and Pediments

On August 13, 2007, we entered into a term sheet (the “Term Sheet”) with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima (the “Peru Properties”) owned by Marlene Ore Lamilla.

On December 5, 2007, we entered into a Master Purchase Agreement with Black Tusk Minerals Peru SAC, a Peruvian corporation and a wholly-owned subsidiary of the Company (“Black Tusk Peru”), Leonard Raymond De Melt and Marlene Ore Lamilla (the “Master Purchase Agreement”) pursuant to which we agreed to issue an aggregate of 10,000,000 common shares to Marlene Ore Lamilla (and her designees) in consideration for the transfer of the Peru Properties to Black Tusk Peru pursuant to a Mining Concessions and Pediments Transfer Agreement (the “Peru Transfer Agreement”) to be entered into between Marlene Ore Lamilla and Black Tusk Peru. As additional consideration for the transfer of the Peru Properties, Marlene Ore Lamilla (or her designee) will receive a 1% royalty on the net smelter returns upon commercial production on the Peru Properties. Due to conditions precedent to closing, including the registration of the Peru Transfer Agreement with the appropriate Peruvian governmental authority, and the risk that the conditions precedent will not be satisfied, there is no assurance that we will complete the transactions contemplated by the Master Purchase Agreement or close the acquisition of the Peru Properties, however we anticipate that such transactions will close during the first quarter of 2008.

We anticipate we will be required to raise additional financing to complete the acquisition of the Peru Properties and provide working capital to continue exploration on the Peru Properties, as warranted. We have not completed sufficient due diligence or technical review of the properties to determine the scope of the exploration program, if any.

Results of Operations for the Quarter Ended November 30, 2007

We did not earn any revenues from August 31, 2007 to November 30, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $68,400 for the period from August 31, 2007 to November 30, 2007. These operating expenses included: (a) professional fees in connection with our corporate organization of $31,530; (b) donated office rent of $750; (c) donated management services of $1,500; (d) impairment of mineral property costs of $338; and (e) general and administrative costs of $34,282.

We incurred a loss in the amount of $68,400 for the period from August 31, 2007 to November 30, 2007. Our loss was attributable to organizational costs, professional fees, administrative expenses and property impairment costs.

Liquidity and Capital Resources

We anticipate that we will incur the following expenses over the next 12 months as of November 30, 2007:

(1)	$25,000 for expenses related to the proposed acquisition of the Peruvian mining concessions; and
(2)

$30,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures.

We had cash in the amount of $12,286 and a working capital deficit of $13,946 as of November 30, 2007. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through our fiscal year ending May 31, 2008. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

On September 12, 2007, the Company increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares and effected a 2 for 1 forward stock split of its issued and outstanding shares of common stock. The issued and outstanding share capital increased from 8,836,000 shares of common stock to 17,672,000 shares of common stock.

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

Critical Accounting Policies

Use of Estimates

     The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated capital and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recently Issued Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

ITEM 6.	EXHIBITS

Exhibits

3.1(1)	Articles of Incorporation
3.2(2)	Certificate of Change
3.3(1)	Bylaws
10.1(1)	Property Acquisition Agreement, dated August 24, 2006, between Black Tusk Minerals Inc. and George E. Nicholson
10.2(3)	Term Sheet, dated August 13, 2007, among Black Tusk Minerals Inc., Leonard Raymond De Melt and Marlene Ore Lamilla
10.3(4)	Master Purchase Agreement, dated December 5, 2007, among Black Tusk Minerals Inc., Black Tusk Minerals Peru SAC, Leonard Raymond De Melt and Marlene Ore Lamilla
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

_________________

(1)	Previously filed on Form SB-2 dated September 28, 2006
(2)	Previously filed on Form 8-K dated September 11, 2007
(3)	Previously filed on Form 8-K dated August 14, 2007
(4)	Previously filed on Form 8-K dated December 7, 2007

SIGNATURES

In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 22, 2008	BLACK TUSK MINERALS INC. By: /s/ Peter Watson Peter Watson President (Principal Executive Officer)

Date: January 22, 2008	By: /s/ Kurt Bordian Kurt Bordian Secretary and Treasurer (Principal Financial and Accounting Officer)