Form 10QSB
period 2008-02-29
Black Tusk Minerals Inc.
filed 2008-04-18
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

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

Yes           No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of April 15, 2008, there were 18,406,576 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes           No

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

February 29, 2008

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	February 29, 2008 $	May 31, 2007 $

ASSETS

Current Assets

Cash	1,773	3,217
Prepaid expenses	81	783

Total Assets	1,854	4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	41,305	4,604
Accrued liabilities	1,343	1,500

Total Liabilities	42,648	6,104

Contingencies and Commitment (Note 1 and 6)

Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 18,406,576 shares issued and outstanding (May 31, 2007 – 17,672,000 shares)	18,407	17,672

Additional Paid-in Capital	143,030	36,578

Stock Subscriptions Receivable (Note 5(c))	(500)	(250)

Donated Capital (Note 3)	22,500	15,750

Deficit Accumulated During the Exploration Stage	(224,231)	(71,854)

Total Stockholders’ Deficit	(40,794)	(2,104)

Total Liabilities and Stockholders’ Deficit	1,854	4,000

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	to February 29,	February 29,	February 28,	February 29,	February 28,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3)	7,500	750	750	2,250	2,250
Donated services (Note 3)	15,000	1,500	1,500	4,500	4,500
General and administrative	81,985	15,562	150	54,357	14,321
Impairment of mineral property costs (Note 4)	8,364	166	–	691	–
Professional fees	111,382	27,095	4,075	90,579	15,165

Total Expenses	224,231	45,073	6,475	152,377	36,236

Net Loss	(224,231)	(45,073)	(6,475)	(152,377)	(36,236)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		18,325,000	8,836,000	18,068,000	8,701,000

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Nine Months Ended February 29, 2008	For the Nine Months Ended February 28, 2007
	$	$

Operating Activities

Net loss for the period	(152,377)	(36,236)

Adjustments to reconcile net loss to cash:

Stock based compensation	–	400
Impairment of mineral property costs	691	–
Donated services and expenses	6,750	6,750

Changes in operating assets and liabilities:

Prepaid expenses	702	(411)
Accounts payable and accrued liabilities	36,544	5,153

Net Cash Used in Operating Activities	(107,690)	(24,344)

Investing Activities

Acquisition of mineral property	(691)	–

Net Cash Used in Investing Activities	(691)	–

Financing Activities

Proceeds from the issuance of common shares	109,687	–
Proceeds from stock subscriptions receivable	250	–
Payment for share issuance costs	(3,000)	–

Net Cash Provided by Financing Activities	106,937	–

Decrease In Cash	(1,444)	(24,344)

Cash - Beginning of Period	3,217	32,434

Cash - End of Period	1,773	8,090

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

(Expressed in US dollars)

(Unaudited)

1.	Nature of Business and Continuance of Operations

Black Tusk Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 8, 2005. Effective September 21, 2007, the Company incorporated a wholly owned subsidiary, Black Tusk Minerals Peru SAC, in Peru. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficiency of $40,794 and has accumulated losses of $224,231 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $250,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. Refer to Note 6.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on August 29, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 29, 2008 and May 31, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended February 29, 2008 and February 28, 2007. The results of operations for the nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

(Expressed in US dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

(Expressed in US dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

i)	Financial Instruments

The fair-value of financial instruments, which include cash, accounts payable, and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

l)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 29, 2008

(Expressed in US dollars)

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

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

During the nine months ended February 29, 2008, the Company recognized a total of $4,500 (February 28, 2007 - $4,500) for donated services at $500 per month, and $2,250 (February 28, 2007 - $2,250) for donated rent at $250 per month provided by the President of the Company.

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

For the nine months ended February 29, 2008 the Company recognized an impairment loss of $691 (February 28, 2007- $Nil), as it had not yet been determined whether the new claim had proven or probable reserves on the property.

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

c)

On September 13, 2007, the Company completed an offer and sale of 628,076 post-forward stock-split common shares of the Company at a price of $0.15 per common share for net proceeds of $91,212 net of share issuance costs of $3,000. At February 29, 2008, the Company received proceeds of $93,712 and is due $500 for outstanding stock subscriptions receivable.

d)	On February 8, 2008, the Company issued 106,500 common shares at a price of $0.15 per common share for proceeds of $15,975.
6.	Commitment
a)

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s proposed acquisition of certain mining concessions and pediments located in Peru, which will be subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company shall issue an aggregate of 10,000,000 post-forward stock-split common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. As at February 29, 2008, the post-forward stock-split common shares have not been issued and the title of the mine concessions has not yet been transferred to the Company’s subsidiary.

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

INCOME STATEMENT DATA	For the three months ended February 29, 2008	For the three months ended February 28, 2007	For the nine months ended February 29, 2008	For the nine months ended February 28, 2007

Revenue	$0	$0	$0	$0
Expenses	$45,073	$6,475	$152,377	$36,236
Net Income (Loss)	$(45,073)	$(6,475)	$(152,377)	$(36,236)
Net Income (Loss) per Common share*	$-	$-	$(0.01)	$-
Weighted Average Number of Common Shares Outstanding	18,325,000	8,836,000	18,068,000	8,701,000

*  Basic and diluted

BALANCE SHEET DATA	At February 29, 2008	At May 31, 2007

Working Capital (Deficiency)	$(40,794)	$(2,104)
Total Assets	$1,854	$4,000
Accumulated Deficit	$(224,231)	$(71,854)
Shareholders’ Equity (Deficit)	$(40,794)	$(2,104)

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

Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations. From our inception through February 29, 2008 we have incurred a net loss of $224,231. We have no revenues from operations.

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

On December 5, 2007, we entered into a Master Purchase Agreement with Black Tusk Minerals Peru SAC, a Peruvian corporation and a wholly-owned subsidiary of the Company (“Black Tusk Peru”), Leonard Raymond De Melt and Marlene Ore Lamilla (the “Master Purchase Agreement”) pursuant to which we agreed to issue an aggregate of 10,000,000 common shares to Marlene Ore Lamilla (and her designees) in consideration for the transfer of the Peru Properties to Black Tusk Peru pursuant to a Mining Concessions and Pediments Transfer Agreement (the “Peru Transfer Agreement”) to be entered into between Marlene Ore Lamilla and Black Tusk Peru. As additional consideration for the transfer of the Peru Properties, Marlene Ore Lamilla (or her designee) will receive a 1% royalty on the net smelter returns upon commercial production on the Peru Properties. Due to conditions precedent to closing, including the registration of the Peru Transfer Agreement with the appropriate Peruvian governmental authority, and the risk that the conditions precedent will not be satisfied, there is no assurance that we will complete the transactions contemplated by the Master Purchase Agreement or close the acquisition of the Peru Properties, however we anticipate that such transactions will close during the second quarter of 2008.

We anticipate we will be required to raise additional financing to complete the acquisition of the Peru Properties and provide working capital to continue exploration on the Peru Properties, as warranted. We have not completed sufficient due diligence or technical review of the properties to determine the scope of the exploration program, if any.

Results of Operations for the Quarter Ended February 29, 2008

We did not earn any revenues from November 30, 2007 to February 29, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $45,073 for the period from November 30, 2007 to February 29, 2008. These operating expenses included: (a) professional fees in connection with our corporate organization of $27,095; (b) donated office rent of $750; (c) donated management services of $1,500; (d) impairment of mineral property costs of $166; and (e) general and administrative costs of $15,562.

We incurred a loss in the amount of $45,073 for the period from November 30, 2007 to February 29, 2008. Our loss was attributable to organizational costs, professional fees, administrative expenses and property impairment costs.

Liquidity and Capital Resources

We anticipate that we will incur the following expenses over the next 12 months as of February 29, 2008:

(1)	$25,000 for expenses related to the proposed acquisition of the Peru Properties;
(2)

$75,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures; and

(3)	$150,000 for expenses related to the technical review and exploration of the Peru Properties.

As of February 29, 2008, we had cash in the amount of $81 and a working capital deficit of $40,794. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $250,000 will be required for exploration and administration costs and to fund working capital. However, we do not have any commitments to fund such costs during the next twelve months and we do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months and an additional $150,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through February 28, 2009. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

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

On February 8, 2008, the Company completed the offer and sale of 106,500 common shares at a price of $0.15 per share for aggregate gross proceeds of $15,975. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds were used for working capital purposes and general expenses.

We plan to raise an additional $250,000 in funding by offering equity securities. We currently have no firm commitments for such financing and we cannot provide investors with any assurance that we will be able to obtain sufficient funding on acceptable terms, if at all. We believe that debt financing will not be an alternative for funding any further phases in our exploration program at this time. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Critical Accounting Policies

Interim Consolidated Financial Statements

     The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on August 29, 2007 with the SEC.

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 29, 2008 and May 31, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended February 29, 2008 and February 28, 2007. The results of operations for the nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Comprehensive Loss

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recently Issued Accounting Pronouncements

    In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

On February 8, 2008, the Company completed the offer and sale of 106,500 common shares at a price of $0.15 per share for aggregate gross proceeds of $15,975. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds were used for working capital purposes and general expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

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

Date: April 18, 2008	BLACK TUSK MINERALS INC. By: /s/ Peter Watson Peter Watson President (Principal Executive Officer)

Date: April 18, 2008	By: /s/ Kurt Bordian Kurt Bordian Secretary and Treasurer (Principal Financial and Accounting Officer)