Form 10KSB
period 2008-05-31
Black Tusk Minerals Inc.
filed 2008-09-02
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-52372

BLACK TUSK MINERALS INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-3366333
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 – 1199 West Pender Street
Vancouver, British Columbia, Canada	V6E 2R1
(Address of Principal Executive Offices)	(Zip Code)

(604) 689-3443

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year: NIL

The aggregate market value of the 19,448,576shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant’s common equity on August 22, 2008 as quoted on the OTCBB Exchange, was $3,111,772.10.

As of August 22, 2008, the registrant had 22,918,576 shares of common stock issued and outstanding.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the exhibits attached hereto contain certain statements that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our failure to obtain additional financing;
•	our inability to continue as a going concern;
•	the unique difficulties and uncertainties inherent in the mineral exploration business;
•	the inherent dangers involved in mineral exploration;
•	our President’s and Secretary/Treasurer’s inability or unwillingness to devote a sufficient amount of time to our business operations;
•	environmental, health and safety laws in Peru;
•	governmental regulations and processing licenses in Peru;
•	uncertainty as to the termination and renewal of our Peruvian mining concessions;
•	our drilling and exploration program and Banking Feasibility Study;
•	our development projects in Peru;
•	Peruvian economic and political conditions;
•	the Peruvian legal system;
•	native land claims in Peru;
•	natural hazards in Peru; and
•	our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-KSB entitled “Risk Factors”, “Description of the Business” and “Management's Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this annual report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

As used in this annual report, and unless otherwise indicated, the terms "we", "us", "our", “Black Tusk” and the “Company” refer to Black Tusk Minerals Inc. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Business Development

Our corporate contact information is 1199 West Pender Street, Suite 408, Vancouver, British Columbia, Canada V6E 2R1, (604) 689-3443. We were incorporated on August 8, 2005 in the State of Nevada with the intention of acquiring mineral exploration projects. Effective September 21, 2007, the Company incorporated a wholly-owned subsidiary, Black Tusk Minerals Peru SAC (“Black Tusk Peru”), in Peru.

Business of Issuer

We are an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether its properties contain mineral reserves that are economically recoverable.

On August 24, 2006, we entered into a sale and acquisition agreement whereby we acquired a 100% interest in one unpatented mineral claim, representing 440.8066 hectares, or 17.63 mineral units, known as the GOLDEN BEAR Claim. The GOLDEN BEAR Claim is located on the east shore of Harrison Lake in the New Westminster Mining District, British Columbia, Canada. On December 31, 2007, the Company allowed the GOLDEN BEAR claim to lapse.

On August 13, 2007, we entered into a term sheet with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima (the “Peru Properties”) owned by Marlene Ore Lamilla.

On December 5, 2007, we entered into a master purchase agreement with Black Tusk Peru, a Peru corporation and our newly-formed subsidiary, Leonard Raymond De Melt, and Marlene Ore Lamilla (“Master Purchase Agreement”), pursuant to which we agreed to issue an aggregate of 10,000,000 common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Marlene Ore Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

Concurrently with the execution of the Master Purchase Agreement, Marlene Ore Lamilla and Black Tusk Peru entered into a mining concessions and claims transfer agreement, dated as of December 5, 2007 (the “Peru Transfer Agreement”), to govern the transfer and registration of the Peru Properties under Peruvian law.

On April 24, 2008 (the “Closing Date”), we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. As of the Closing Date, all of the Peru Properties had been registered with the appropriate Peruvian registries, except for the properties designated “Altococha Mine 2” and “Altococha Mine 10”. We hope to complete the registration of these properties as soon as possible.

Also on April 24, 2008, Kurt Bordian and the Company entered into a Contribution Agreement pursuant to which Mr. Bordian contributed 3,250,000 common shares to the Company in return for payment by the Company of $1,625 and Peter Watson and the Company entered into a Contribution Agreement pursuant to which Mr. Watson contributed 2,750,000 common shares to the Company in return for a payment by the Company of $1,375.

Business Strategy

Our business strategy to date has been focused on acquiring and developing advanced stage and past producing properties throughout the Americas. To that end, during this past year we have acquired the Peruvian Properties. Our objective is to increase value of our shares through the exploration, development and extraction of mineral deposits, beginning with our Peruvian Properties. The development and extraction may be performed by us or may be performed by potential partners or independent contractors. To date, the Company had not completed a technical report on the Peru Properties.  The Company has engaged an engineer to assist in the technical review of the Peru Properties and produce a report in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects. Upon completion of this report, the Company will be able to specify its plan for exploration of the Peru Properties. We will also consider the acquisition and exploration of other potential mineral bearing properties elsewhere within the Americas.

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

Government Regulations

Peruvian Environmental, Health and Safety Laws

Our exploration and mining activities are subject to a number of Peruvian laws and regulations, including environmental laws and regulations, as well as certain industry technical standards, permits, licenses and authorizations. Additional matters subject to regulation include, but are not limited to, concession fees and penalties, transportation, production, water use and discharge, power use and generation, use and storage of explosives, controlled chemical supplies, surface rights, community and stakeholders’ participation and involvement, plant and facilities’ construction approval, housing and other facilities for workers, reclamation, taxation, labor standards, mine safety and occupational health.

Environmental regulations and sustainable development standards in Peru have become increasingly stringent over the last decade, which may require us to dedicate a substantial amount of time and money to compliance and remediation activities. We expect additional laws and regulations will be enacted over time with respect to environmental, social and sustainable development matters. Recently, Peruvian environmental laws have been enacted imposing closure and remediation obligations on the mining industry.

The development of more stringent environmental protection programs in Peru and in relevant trade agreements could impose constraints and additional costs on our operations and require us to make significant capital expenditures in the future. Future legislative, regulatory or trade developments may have an adverse effect on our business, properties, results of operations, financial condition or prospects.

Peruvian Licensing and Regulation

Governmental approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental offices in Peru. We must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority.

New laws and regulations, amendments to existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our results of operations, financial condition and prospects. Exploration, mining and processing activities are dependent upon the grant of appropriate licenses, concessions, leases, permits, approvals, certificates and regulatory consents which may be withdrawn or made subject to limitations. There can also be no assurance that they will be granted or renewed or, if so, on what terms.

Certain licenses contain a range of past, current and future obligations, including minimum expenditure requirements. In some cases there could be adverse consequences of breach of these obligations, ranging from penalties to, in extreme cases, suspension or termination of the licenses or related contracts.

The level of any royalties or taxes payable to the Peruvian government or any other governmental authority in respect of the production of precious or base metals or minerals may be varied at any time as a result of changing legislation.

Peruvian Mining Concessions

Under the laws of Peru, mineral resources belong to the state and government concessions are required to explore for or exploit mineral reserves. In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for exploration, exploitation, extraction, transportation and/or production operations. Mining concessions in Peru may be terminated if the requirements of the concessionaire are not satisfied.

In order to maintain our mining concessions in good standing in Peru, we are obligated to pay annual fees and to reach minimum production levels after the first six years after the concession title has been granted. If said minimum production is not reached, the holder of the concession would have to pay a US$6.00 penalty per hectare per year. It is possible to avoid payment of the penalty if evidence is provided to the mining authorities that an amount equivalent to not less than ten times the applicable penalty has been invested. Therefore, if it is proven that an investment of US$60.00 per hectare per year has been made in the concession, there will be no obligation to pay the penalty (US$200.00 as of the twelfth year).

Following the same principle established in connection with the validity fee, evidence of compliance with the requested minimum production or investment or, in its defect, payment of the corresponding penalty can only be missed for one year. Non-compliance with any of these possibilities for two consecutive years, results in the cancellation of the mining concession.

Peruvian Native Land Claims

We are unaware of any outstanding native land claims on the Peru Properties. However, it is possible that a native land claim could be made in the future. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail. Notwithstanding the foregoing, we currently have a ten year term agreement with the Peasant Community of Huanza, which is the registered titleholder of the land in which our Peru Properties are located, for the use of their land to conduct mining exploration activities. This agreement is in the process of being recorded with the public registry in order to have enforceability against the State and third parties.

Employees

There are no significant employees other than Kurt Bordian and Gavin Roy.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to the Company

If we do not obtain additional financing, our business will fail.

As of May 31, 2008, we had cash in the amount of $214 and a working capital deficit in the amount of $103,778. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the technical review and exploration of the Peru Properties. Our current operating funds will not be sufficient to carry out our planned exploration program on the Peru Properties. In addition, we will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Peru Properties into commercial production, if warranted. The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and we estimate that cash requirements of approximately $350,000 will be required for exploration, administration, and working capital costs for the fiscal year ending May 31, 2009. However, we do not have any commitments to fund these costs. Therefore, we need to raise an additional $350,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2009. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business. Subsequent to May 31, 2008, we obtained proceeds in the amount of $128,000 through a private placement of our common shares.

We may be unable to continue as a going concern.
As discussed by the auditors in Note 1 to our financial statements contained elsewhere in this annual report, we have not generated any revenue or profitable operations since inception and will need to obtain equity financing and profitable operations to continue as a going concern. Also, we have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern. We are in the process of seeking sufficient financing to implement our business strategy. Because we will need additional financing to fund our extensive exploration activities there is substantial doubt about our ability to continue as a going concern.
We have incurred a net loss since of $1,742,715 for the period from August 8, 2005 (date of inception) to May 31, 2008. We estimate that we will be required to raise at least $350,000 during the fiscal year ending May 31, 2009 to satisfy our planned technical review and exploration activities for the Peru Properties and general working capital requirements for general administrative and other expenses. However, we do not have any commitments to fund these costs. Therefore, we have to raise an additional $350,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2009. Subsequent to May 31, 2008, we obtained proceeds in the amount of $128,000 through a private placement of our common shares. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.
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
Gavin Roy, our President, currently devotes approximately thirty hours per week to our business affairs. Kurt Bordian, our Secretary and Treasurer, currently devotes two to four hours to our business affairs. If the demands of our business require it, Messrs. Roy and Bordian are both prepared to adjust their timetables to devote more time to our business. However, neither of them may be able to devote more time to our affairs when needed. It is possible that the demands of their other interests will increase, with the result that one or both would no longer be able to devote sufficient time to the management of our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.
Risks Associated with Doing Business in Peru
Environmental, health and safety laws and other regulations may increase our costs of doing business, restrict our operations or result in operational delays.
Our exploration and mining activities are subject to a number of Peruvian laws and regulations, including environmental laws and regulations, as well as certain industry technical standards, permits, licenses and authorizations. Additional matters subject to regulation include, but are not limited to, concession fees and penalties, transportation, production, water use and discharge, power use and generation, use and storage of explosives, controlled chemical supplies, surface rights, community and stakeholders’ participation and involvement, plant and facilities’ construction approval, housing and other facilities for workers, reclamation, taxation, labor standards, mine safety and occupational health.

Environmental regulations and sustainable development standards in Peru have become increasingly stringent over the last decade, which may require us to dedicate a substantial amount of time and money to compliance and remediation activities. We expect additional laws and regulations will be enacted over time with respect to environmental, social and sustainable development matters. Recently, Peruvian environmental laws have been enacted imposing closure and remediation obligations on the mining industry.

The development of more stringent environmental protection programs in Peru and in relevant trade agreements could impose constraints and additional costs on our operations and require us to make significant capital expenditures in the future. We cannot assure you that future legislative, regulatory or trade developments will not have an adverse effect on our business, properties, results of operations, financial condition or prospects.

Governmental regulations and processing licenses.

Governmental approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental offices. We must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority.

New laws and regulations, amendments to existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our results of operations, financial condition and prospects. Exploration, mining and processing activities are dependent upon the grant of appropriate licenses, concessions, leases, permits, approvals, certificates and regulatory consents which may be withdrawn or made subject to limitations. There can also be no assurance that they will be granted or renewed or, if so, on what terms.

Certain licenses contain a range of past, current and future obligations, including minimum expenditure requirements. In some cases there could be adverse consequences of breach of these obligations, ranging from penalties to, in extreme cases, suspension or termination of the licenses or related contracts.

The level of any royalties or taxes payable to the Peruvian government or any other governmental authority in respect of the production of precious or base metals or minerals may be varied at any time as a result of changing legislation.

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Peru, mineral resources belong to the state and government concessions are required to explore for or exploit mineral reserves. In Peru, our mineral rights derive from concessions from the Peruvian Ministry of Energy and Mines for exploration, exploitation, extraction, transportation and/or production operations. Mining concessions in Peru may be terminated if the requirements of the concessionaire are not satisfied.

In order to maintain our mining concessions in good standing in Peru, we are obligated to pay annual fees and to reach minimum production levels after the first six years after the concession title has been granted. If said minimum production is not reached, the holder of the concession would have to pay a US$6.00 penalty per hectare per year. It is possible to avoid payment of the penalty if evidence is provided to the mining authorities that an amount equivalent to not less than ten times the applicable penalty has been invested. Therefore, if it is proven that an investment of US$60.00 per hectare per year has been made in the concession, there will be no obligation to pay the penalty (US$200.00 as of the twelfth year).

Following the same principle established in connection with the validity fee, evidence of compliance with the requested minimum production or investment or, in its defect, payment of the corresponding penalty can only be missed for one year. Non-compliance with any of these possibilities for two consecutive years, results in the cancellation of the mining concession.

Any termination or unfavorable modification of the terms of one or more of our concessions, or failure to obtain renewals of such concessions subject to renewal or extensions, could have a material adverse effect on our financial condition and prospects.

Drilling and Exploration Program and Banking Feasibility Study (BFS).

As with any significant undertaking or effort, the completion of a drilling and exploration program and BFS involves various uncertainties, including availability of materials and labor, labor relations issues, inclement weather, unforeseen engineering, environmental or geological issues, and unanticipated difficulties in obtaining any of the requisite licenses or permits, any of which could give rise to delays or cost overruns or cause the results of the drilling and exploration program and BFS to be less than expected levels. In addition, during perforation and construction of the development tunnels, the contractors could encounter unexpected sub-surface conditions or other difficulties, which could delay or even prevent us from generating or receiving revenues.

Development projects.

The development of new mining operations, which generally result from identifying potentially economically recoverable volumes of minerals or metals, have no operating history upon which to base estimates of future cash operating costs. For such development projects, estimates of proven and probable reserves and cash operating costs are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ from those estimated.

Peruvian economic and political conditions may have an adverse impact on our business.

As of the date of this report, our operations are conducted solely in Peru. Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in Peru. During the past several decades, Peru has had a history of political instability that has included military coups and a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investment as well as limitations on imports, have restricted the ability of companies to dismiss employees, have expropriated private sector assets (including mining companies) and have prohibited the remittance of profits to foreign investors.

On April 9, 2006, Peruvian citizens participated in the election for president, congress and representatives to the Andean Parliament, to be appointed for the five-year period commencing July 28, 2006. 24 political parties participated in this election process. As none of the presidential candidates received more than 50 percent of the votes, on June 4, 2006 a run-off election between the top two vote getters was held. On June 16, 2006, the National Office of Electoral Processes proclaimed Mr. Alan Garcia president-elect, thereby bringing the electoral process to an end. Mr. Garcia assumed office on July 28, 2006. Mr. Garcia, a member of the APRA party, was president of Peru from 1985 to 1990. At the inauguration an appeal was made to the most representative companies of the mining industry for a voluntary contribution for regional development, as long as metal and mineral prices remain buoyant.

There is a risk of terrorism in Peru relating to Sendero Luminoso and the Movimiento Revolucionario Tupac Amaru, which were particularly active in the 1980s and early 1990s. We cannot guarantee that acts by these or other terrorist organizations will not adversely affect our operations in the future.

Because, as of the date of this report, we operate solely in Peru, we cannot provide any assurance that political developments in Peru will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

Legal system in Peru.

Peru may have a less developed legal system than more established economies which could result in risks such as (i) effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute, being more difficult to obtain; (ii) a higher degree of discretion on the part of governmental authorities; (iii) the lack of judicial or administrative guidance on interpreting applicable rules and regulations; (iv) inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; or (v) relative inexperience of the judiciary and courts in such matters. Peruvian business people, government officials and agencies and the judicial system’s commitment to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to the licenses and agreements for business.

There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others and the effectiveness and enforcement of such arrangements in Peru cannot be guaranteed.

Native land claims might affect our title to the Peru Properties and our business plan may fail.

We are unaware of any outstanding native land claims on the Peru Properties. However, it is possible that a native land claim could be made in the future. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail. Notwithstanding the foregoing, we currently have a ten year term agreement with the Peasant Community of Huanza, which is the registered titleholder of the land in which our Peru Properties are located, for the use of their land to conduct mining exploration activities. This agreement is in the process of being recorded with the public registry in order to have enforceability against the State and third parties.

Natural hazards may have an adverse impact on our business.

Fires, earthquakes, floods, volcanic eruptions or other similar catastrophic events could cause personal injury, loss of life, damage or destruction to the project or suspension of operations. Although we may maintain insurance to protect ourselves against certain risks, the proceeds of such insurance may not be adequate to cover reduced revenues, increased expenses or other liabilities arising from the occurrence of any of the events described above. Moreover, there can be no assurance that insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which we will be insured will cover all losses.

Risks Relating to Our Common Stock

Our common stock has a limited trading history and has experienced price volatility.

Our common stock trades on the OTC Bulletin Board. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a "thinly-traded" stock. Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

•	the breadth of our stockholder base and extent to which securities professionals follow our common stock;
•	investor perception of our Company and the mining industry, including industry trends;
•	domestic and international economic and capital market conditions, including fluctuations in commodity prices;
•	responses to quarter-to-quarter variations in our results of operations;
•	announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
•	additions or departures of key personnel;
•	sales or purchases of our common stock by large stockholders or our insiders;
•	accounting pronouncements or changes in accounting rules that affect our financial reporting; and
•	changes in legal and regulatory compliance unrelated to our performance.

In addition, the stock market in general and the market for mineral exploration companies in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to explore and develop new properties and continue our exploration and development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.	DESCRIPTION OF PROPERTY.

Corporate Headquarters, Vancouver, British Columbia

Our corporate headquarters are located at 1199 West Pender Street, Suite 408, Vancouver, British Columbia, Canada V6E 2R1. Our current premises are adequate for our existing operations.

Real Estate Investments

We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

GOLDEN BEAR Claim

On April 24, 2006, we purchased the GOLDEN BEAR Claim from Nicholson and Associates Natural Resources Development Corp. of Vancouver, British Columbia for $7,500, inclusive of the assessment costs, which sum consisted of filing fees of $160, geological report costs of $3,000, and the property purchase payment of $4,340.

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

We did not earn any revenues from the GOLDEN BEAR claim.

Peru Properties

To date, the Company had not completed a technical report on the Peru Properties.  The Company has engaged an engineer to assist in the technical review of the Peru Properties and produce a report in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects.

Acquisition, Location and Description

On December 5, 2007, we entered into the Master Purchase Agreement with Black Tusk Peru, a Peru corporation and a newly-formed subsidiary of the Company, Leonard Raymond De Melt, and Marlene Ore Lamilla, pursuant to which we agreed to issue an aggregate of 10,000,000 common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Marlene Ore Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

Concurrently with the execution of the Master Purchase Agreement, Marlene Ore Lamilla and Black Tusk Peru entered into the Peru Transfer Agreement, to govern the transfer and registration of the Peru Properties under Peruvian law.

On the Closing Date, we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. As of the Closing Date, all of the Peru Properties had been registered with the appropriate Peruvian registries, except for the properties designated “Altococha Mine 2” and “Altococha Mine 10”. We hope to complete the registration of these properties as soon as possible.

The Peru Properties occupy 77 square kilometers of mining concessions in the Republic of Peru. The concessions are located approximately 80 kilometers northeast of the capital, Lima, in the long hydrothermal alteration trend known as the Central Polymetallic Belt. This area is situated in the rugged Western Andean range at an average elevation of 4,200 meters, an area with a long history of successful production.

The Peru Properties consist of the following mining concessions and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima, Peru:

Code	Name	Hectares	Status
01-01324-07	ALTOCOCHA MINE 1	29.93	Concession
01-01327-07	ALTOCOCHA MINE 4	605.00	Concession
01-01598-07	ALTOCOCHA MINE 7	300.00	Concession
01-01597-07	ALTOCOCHA MINE 8	979.73	Concession
01-01664-07	ALTOCOCHA MINE 9	1000.00	Concession
01-04753-06	CORVINA	500.00	Concession
01-04755-06	DELFIN	200.00	Concession
01-04754-06	JOSH 1	600.00	Concession
01-01292-07	ALTOCOCHA MINE	1000.00	Pediment
01-01325-07	ALTOCOCHA MINE 2	196.77	Pediment
01-01326-07	ALTOCOCHA MINE 3	374.41	Concession
01-01328-07	ALTOCOCHA MINE 5	126.92	Concession
01-01665-07	ALTOCOCHA MINE 10	984.67	Pediment
01-01666-07	ALTOCOCHA MINE 11	500.00	Pediment
01-01667-07	ALTOCOCHA MINE 12	300.00	Pediment

As at May 31, 2008, the properties designated “Altococha Mine 2” and “Altococha Mine 10” had not been formally registered in the appropriate Peruvian registries in the name of Black Tusk Peru. The Company hopes to complete the registration of these properties as soon as possible.

Access, Climate, Local Resources, Infrastructure and Physiography

The elevation of the mine gate is about 4,100 meters above sea level and is accessible by paved and then gravel road which branches off from the Pan American Highway. Total travel time from Lima is approximately five hours.

The climate in the project area is typical of the Peruvian Andes with both wet and dry seasons. The wet season is from December to March, during which limited periods of electrical storm activity can develop with hail, rain and occasionally snow above 5,000 meters. Individual rainfall events can be severe, with over an inch falling in an hour. Dense fog is common during the rainy season and temperatures rarely reach above 15°C. The dry season is from April to November, during which the coldest temperatures can fall below 0°C and highest temperatures may exceed 25°C. Rainfall is very rare in the dry season.

The Peru Properties are located in an area of high altitude – the mine gate is at 4,100 meters. The mountain slopes are steep to occasionally vertical where local topography is defined by fault planes. Valley floors and gently dipping terrain below 4,500 meters is covered with short grasses and small bushes near drainages and the upper terrain is covered with barren rock. Subsistence farming is variably developed in the valleys and alpacas, llamas and goats are herded at higher elevations.

The town of San Mateo, with approximately 4,500 inhabitants, is the only population center in the immediate vicinity of the Property and is located along the Central Highway approximately two hours from Lima.

Operational History

The area east of Lima is well known for its numerous gold and base metal deposits and mining in the area dates back to the early colonial days, when the Spaniards mined the small polymetallic veins in the area. Commercial production from the Nueva Condor mine, which the Altochocha properties surround, did not commence until 1956. Based on published information, it is reported that from 1956 to 1991, Compania Minera Huampar S.A., produced about 25,000 ounces of gold and about 15 million ounces of silver. 2.5 million tons averaging

1.6 g/t Au, 5.4 oz/ton Ag, 3.8% Pb and 5.0% Zn was reported to have been milled. The mine, however, was shut down in 1991 due to a terrorist event which destroyed a major power plant, hence stopping part of the power supply to the city of Lima and also to the Altococha mine. Black Tusk has assembled a highly experienced management and consulting team that possesses the necessary skills and in-country experience to realize the full potential of these properties.

Present Condition

As of May 31, 2008, the Company has not completed a technical report on the Peru Properties.  The Company has engaged an engineer to assist in the technical review of the Peru Properties and produce a report in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects. Otherwise, the Company has neither improved the present condition of, nor undertaken any work on, the Peru Properties aside from road construction.

The total cost for the Peru Properties as of May 31, 2008 has been $1,330,000, which represents the acquisition cost only (see Note 4 to the “Financial Statements” section of this Form 10-KSB for additional information regarding mineral property costs). The Company has made no improvements on the Peru Properties and they contain no physical plant, equipment, or other structures.

The Company’s anticipates using diesel generators as the exclusive power source for the Peru Properties.

As of May 31, 2008, the Company is without knowledge of any environmental issues specific to the Peru Properties. The Company intends to undertake an extensive environmental due diligence program on the entire site.

Geological Setting and Deposit Types

As of May 31, 2008, the Company has not completed a technical report on the Peru Properties.  Therefore, there are no mineral resources or mineral reserves estimated for the property in accordance with National Instrument 43-101. As of May 31, 2008, we have performed very limited exploration and sampling of the Peru Properties. The Company has engaged an engineer to assist in the technical review of the Peru Properties and produce a report in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects.

Recommended Program

As of May 31, 2008, the Company has not completed a technical report on the Peru Properties.  The Company has engaged an engineer to assist in the technical review of the Peru Properties and produce a report in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects.

Capital Expenditures

As of May 31, 2008, the Company is in the exploration phase of its planned operations for the Peru Properties. Consequently, we do not anticipate making any capital expenditures for the fiscal year ending May 31, 2009. The only expenses we anticipate accruing prior to May 31, 2009 are those relating to operations, exploration, and technical review.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange”. Our symbol is “BKTK”.

Our common stock began trading on the OTCBB on February 1, 2008. Accordingly, there is only a very limited trading history for our common stock. Prior to the shares of our common stock being quoted on OTCBB, the sales price to the public was fixed at $0.30 per share. Further, the market for shares in our common stock is limited because only a small number of our outstanding shares are available for trading in the public market.

The high and low bid quotations of our common stock on the OTCBB as reported by FINRA were as follows:

FINRA OTC Bulletin Board(1) (stock price data not available prior to March 14, 2008)
Quarter Ended	High	Low
May 31, 2008	$0.55	$0.20
(1)
Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

Our common shares are issued in registered form. Pacific Corporate Trust Company, 510 Burrard Street, 2nd Floor, Vancouver, British Columbia, Canada V6C 3B9, (604) 689-9853 (phone), (604) 689-8144 (fax) is the registrar and transfer agent for our common shares. On August 22, 2008, the shareholders' list of our common shares showed 77 registered shareholders and 22,918,576 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no intention of paying any dividends on our shares of common stock in the near future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended May 31, 2008, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

•

On September 13, 2007, the Company completed an offer and sale of 628,076 post forward stock-split common shares of the Company at a price of $0.15 per common share for net proceeds of $91,212 net of share issuance costs of $3,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended;

•

On February 8, 2008, the Company issued 106,500 common shares at a price of $0.15 per common share for proceeds of $15,975. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended; and

•

On April 24, 2008, the Company issued 10,000,000 common shares at a fair value of $0.13 per common share for the acquisition of the Peru Properties. The 10,000,000 common shares were issued to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended; and

•

Subsequent to our fiscal year ending on May 31, 2008, the Company issued 512,000 common shares at a price of $0.25 per share for aggregate gross proceeds of $128,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the period covered by this annual report, neither us nor any of our affiliates repurchased common shares of the Company registered under section 12 of the Exchange Act of 1934, as amended.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found elsewhere in this report.

INCOME STATEMENT DATA	Accumulated from August 8, 2005 (Date of Inception) to May 31, 2008	Year Ended May 31, 2008	Year Ended May 31, 2007
Revenue	$NIL	$NIL	$NIL
Operating Expenses	$1,742,715	$1,670,861	$47,215
Net Income (Loss)	$(1,742,715)	$(1,670,861)	$(47,215)
Net Loss Per Share		$.09	—
Weighted Average Number of Common Shares Outstanding (basic and diluted)		18,503,000	17,672,000

BALANCE SHEET DATA	As at May 31, 2008	As at May 31, 2007
Working Capital (Deficiency)	$(103,778)	$(2,104)
Total Assets	$295	$4,000
Accumulated Deficits	$(1,742,715)	$(71,854)
Shareholders’ Equity (Deficit)	$(103,778)	$(2,104)

Historical results of operations for Black Tusk Minerals Inc. may differ materially from future results.

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies.”

Explanatory Note on Financial Statements

The audited financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Plan of Operation

Golden Bear Claim

On April 24, 2006, we purchased the GOLDEN BEAR Claim from Nicholson and Associates Natural Resources Development Corp. of Vancouver, British Columbia for $7,500, inclusive of the assessment costs, which sum consisted of filing fees of $160, geological report costs of $3,000, and the property purchase payment of $4,340.

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

We did not earn any revenues from the GOLDEN BEAR claim.

Peru Properties

The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and estimates that cash requirements of approximately $350,000 will be required for exploration and administration costs and to fund working capital. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $350,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2009. However, we do not have any commitments to fund such costs during the next twelve months. Subsequent to May 31, 2008, we obtained proceeds in the amount of $128,000 through a private placement of our common shares.

We anticipate that we will incur the following expenses over the next 12 months as of May 31, 2008:

(1)

$200,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures; and

(2)	$150,000 for expenses related to the technical review and exploration of the Peru Properties.

Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

To date, the Company has not completed a technical report on the Peru Properties.  The Company has engaged an engineer to assist in the technical review of the Peru Properties and produce a report in accordance with National Instrument 43-101, Standards of Disclosure for Mineral Projects. Upon completion of this report, the Company will be able to specify its plan for exploration of the Peru Properties.

Limited Operating History; Need for Additional Capital

In the notes to the Company’s audited financial statements as of May 31, 2008, included elsewhere in this Form 10-KSB, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $103,778 as of May 31, 2008, and had incurred accumulated losses of $1,742,715 for the period from August 8, 2005 (inception) to May 31, 2008, there was substantial doubt about its ability to continue as a going concern.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company is a development stage enterprise and has not generated any revenues from operations. The Company cannot guarantee it will be successful in its business operations. The Company’s business is subject to risks inherent in the establishment of a new mineral exploration company, including limited capital resources, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  To become profitable and competitive, the Company will implement its plan of operation as detailed above.

The Company will be required to raise funds in addition to the June 17, 2008 equity financing described above to complete a technical review of the Peru Properties, phase I of a recommended exploration program on the Peru Properties and for general working capital purposes. Such financing activities could include issuing debt or equity securities in the Company and could result in a dilution of the Company’s existing share capital. The Company can give no assurance that future financing will be available to it on acceptable terms or at all. If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand its operations.

Results of Operations

We did not earn any revenues from May 31, 2007 to May 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $1,670,861 for the period from May 31, 2007 to May 31, 2008. These operating expenses included: (a) professional fees in connection with our corporate organization of $141,219; (b) donated office rent of $3,000; (c) donated management services of $6,000; (d) impairment of mineral property costs of $1,422,577; and (e) general and administrative costs of $98,065.

We incurred a loss in the amount of $1,670,861 for the period from May 31, 2007 to May 31, 2008. Our loss was attributable to organizational costs, professional fees, administrative expenses and property impairment costs.

Liquidity and Capital Resources

There is limited financial information about the Company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

As at May 31, 2008, we had cash of $214, a working capital deficit of $103,778 and an accumulated deficit of $1,742,715.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. We anticipate that we will need $350,000 to fund our capital requirements through May 31, 2009. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $350,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2009. However, we do not have any commitments to fund such costs. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Subsequent to May 31, 2008, we obtained proceeds in the amount of $128,000 through a private placement of our common shares.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of its mineral properties, valuation of donated capital and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.  The Company's Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Financial Instruments

The fair-value of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The Company's Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficiency of $103,778 and has accumulated losses of $1,742,715 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 7.	FINANCIAL STATEMENTS.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 29, 2008 of Manning Elliott LLP

Audited Consolidated Balance Sheets as at May 31, 2008 and May 31, 2007

Audited Consolidated Statements of Operations for the years ended May 31, 2008 and 2007

Audited Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007

Audited Consolidated Statement of Stockholders’ Equity (Deficit) for the period from August 8, 2005 to May 31, 2008

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Black Tusk Minerals Inc. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended May 31, 2008 and 2007, and accumulated from August 8, 2005 (Date of Inception) to May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007, and the results of its operations, cash flows and stockholders’ equity (deficit) for the years ended May 31, 2008 and 2007 and accumulated from August 8, 2005 (Date of Inception) to May 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has working capital deficiency and accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada
August 29, 2008

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	May 31, 2008 $	May 31, 2007 $

ASSETS

Current Assets

Cash	214	3,217
Prepaid expenses	81	783
Total Assets	295	4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	93,292	4,604
Accrued liabilities (Note 5)	2,781	1,500
Due to related parties (Note 3)	8,000	–
Total Liabilities	104,073	6,104

Contingencies (Note 1)
Subsequent Events (Note 8)

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 22,406,576 shares issued and outstanding (2007 – 17,672,000 shares)	22,407	17,672

Common Stock Subscribed (Note 8(a))	125,750	–

Additional Paid-in Capital	1,466,030	36,578

Stock Subscriptions Receivable (Note 6)	–	(250)

Donated Capital (Note 3)	24,750	15,750

Deficit Accumulated During the Exploration Stage	(1,742,715)	(71,854)
Total Stockholders’ Equity (Deficit)	(103,778)	(2,104)
Total Liabilities and Stockholders’ Equity (Deficit)	295	4,000

The accompanying notes are an integral part of these consolidated financial statements.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception)	For the Year Ended	For the Year Ended
	to May 31,	May 31,	May 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3)	8,250	3,000	3,000
Donated services (Note 3)	16,500	6,000	6,000
General and administrative	125,693	98,065	18,711
Impairment of mineral property costs (Note 4)	1,430,250	1,422,577	173
Professional fees	162,022	141,219	19,331
Total Expenses	1,742,715	1,670,861	47,215
Net Loss	(1,742,715)	(1,670,861)	(47,215)

Net Loss Per Share – Basic and Diluted		(0.09)	–

Weighted Average Shares Outstanding		18,503,000	17,672,000

The accompanying notes are an integral part of these consolidated financial statements.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
	Accumulated From August 8, 2005 (Date of Inception) to May 31, 2008	For the Year Ended May 31, 2008	For the Year Ended May 31, 2007
	$	$	$
Operating Activities

Net loss	(1,742,715)	(1,670,861)	(47,215)

Adjustments to reconcile net loss to cash:

Impairment of mineral property	1,430,250	1,422,577	173
Donated services and expenses	24,750	9,000	9,000
Common stock issued for services	4,000	–	4,000

Changes in operating assets and liabilities:

Prepaid expenses	(81)	702	(783)
Accounts payable and accrued liabilities	96,073	89,969	5,781
Due to related parties	5,000	5,000	–
Net Cash Used in Operating Activities	(182,723)	(143,613)	(29,044)

Investing Activities

Mineral property acquisition costs	(100,250)	(92,577)	(173)
Net Cash Used in Investing Activities	(100,250)	(92,577)	(173)

Financing Activities

Proceeds from issuance of common stock	160,437	110,437	–
Common stock subscribed	125,750	125,750	–
Share issuance costs	(3,000)	(3,000)	–
Net Cash Provided by Financing Activities	283,187	233,187	–

Increase (Decrease) In Cash	214	(3,003)	(29,217)
Cash - Beginning of Period	–	3,217	32,434
Cash - End of Period	214	214	3,217

Supplemental Disclosures
Interest paid		–	–
Income tax paid		–	–
Non-cash Investing Activities
Common shares issued for mineral property		1,330,000	–

The accompanying notes are an integral part of these consolidated financial statements.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from August 8, 2005 (Date of Inception) to May 31, 2008
(Expressed in US dollars)
	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Common Stock Subscribed	Donated Capital	Deficit Accumulated During the Exploration Stage	Total
	#	$	$	$	$	$	$	$

Balance – August 8, 2005 (Date of Inception)	–	–	–	–	–	–	–	–

August 8, 2005 – common shares issued for cash at $0.0005 per share	9,500,000	9,500	(4,750)	–	–	–	–	4,750

March 24, 2006 – common shares issued for cash at $0.005 per share	7,300,000	7,300	29,200	–	–	–	–	36,500

May 31, 2006 – common shares issued for cash at $0.125 per share	72,000	72	8,928	(250)	–	–	–	8,750

Donated rent and services	–	–	–	–	–	6,750	–	6,750

Net loss for the period	–	–	–	–	–	–	(24,639)	(24,639)
Balance – May 31, 2006	16,872,000	16,872	33,378	(250)	–	6,750	(24,639)	32,111

August 31, 2006 – common shares issued for services at $0.005 per share	800,000	800	3,200	–	–	–	–	4,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(47,215)	(47,215)
Balance – May 31, 2007	17,672,000	17,672	36,578	(250)	–	15,750	(71,854)	(2,104)

September 1, 2007 - common shares issued for cash at $0.15 per share	628,076	628	93,584	–	–	–	–	94,212

Share issuance costs	–	–	(3,000)	–	–	–	–	(3,000)

February 8, 2008- common shares issued for cash at $0.15 per share	106,500	107	15,868	–	–	–	–	15,975

April 24, 2008 – common shares issued for mineral property at a fair value of $0.133 per share	10,000,000	10,000	1,320,000	–	–	–	–	1,330,000

April 24, 2008 – common shares returned for cancellation (Note 3)	(6,000,000)	(6,000)	3,000	–	–	–	–	(3,000)

Subscriptions received	–	–	–	250	–	–	–	250

Common stock subscribed	–	–	–	–	125,750	–	–	125,750

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(1,670,861)	(1,670,861)
Balance – May 31, 2008	22,406,576	22,407	1,466,030	–	125,750	24,750	(1,742,715)	(103,778)

The accompanying notes are an integral part of these consolidated financial statements.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

1.	Nature of Business and Continuance of Operations

Black Tusk Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 8, 2005. Effective September 21, 2007, the Company incorporated a wholly-owned Peruvian subsidiary, Black Tusk Minerals Peru SAC. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficiency of $103,778 and has accumulated losses of $1,742,715 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $350,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned Peruvian subsidiary, Black Tusk Minerals Peru SAC. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of its mineral properties, valuation of donated capital and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.  The Company's Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

The fair-value of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The Company’s functional and reporting currency is the United States dollar. The Company's Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

3.	Related Party Transactions
a)

During the year ended May 31, 2008, the Company recognized a total of $6,000 (2007 - $6,000) for donated services at $500 per month, and $3,000 (2007 - $3,000) for donated rent at $250 per month provided by the President of the Company.

b)	At May 31, 2008, the Company is indebted to a shareholder of the Company for a cash advance of $5,000 (2007 - $nil). This amount is unsecured, non-interest bearing and due on demand.
c)

At May 31, 2008, the Company is indebted to a director of the Company for $1,625 (2007 - $nil), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)

At May 31, 2008, the Company is indebted to the former president of the Company for $1,375 (2007 - $nil), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

4.	Mineral Properties
a)

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company issued an aggregate of 10,000,000 common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. On April 24, 2008, the Company issued the 10,000,000 common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and have spent $41,860 on road building.

For the year ended May 31, 2008 the Company recognized an impairment loss of $1,421,860 (2007- $nil), as it had not yet been determined whether there are proven or probable reserves on the property.

b)

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

For the year ended May 31, 2008 the Company recognized an impairment loss of $717 (2007- $173), as it had not yet been determined whether the new claim had proven or probable reserves on the property.

On December 31, 2007, the Golden Bear mineral claim located in British Columbia, Canada expired and the Company did not renew the rights to the claim.

5.	Accrued liabilities

At May 31, 2008, accrued liabilities of $2,781 (May 31, 2007 - $1,500) consists of amounts owing for professional fees.

6.	Common Stock
a)

The Company entered into a Contribution Agreement with the former President of the Company pursuant to which the President of the Company returned 2,750,000 shares of common stock for cancellation for consideration of $1,375.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

b)

The Company entered into a Contribution Agreement with a director of the Company pursuant to which the director of the Company returned 3,250,000 shares of common stock for cancellation for consideration of $1,625.

c)	On April 24, 2008, the Company issued 10,000,000 shares of common stock at a fair value of $0.13 per common share for the acquisition of mining concessions in Peru. Refer to Note 4(a).
d)	During the year ended May 31, 2008, the Company received $125,750 for the subscription of 503,000 shares of common stock at $0.25 per share. These shares were issued on June 17, 2008. Refer to Note 8.
e)	On February 8, 2008, the Company issued 106,500 shares of common stock at a price of $0.15 per common share for proceeds of $15,975.
f)	On September 13, 2007, the Company completed an offer and sale of 628,076 shares of common stock at a price of $0.15 per common share for net proceeds of $91,212 net of share issuance costs of $3,000.
g)

On September 11, 2007, the Company increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares, and effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 8,836,000 shares of common stock to 17,672,000 shares of common stock. All per share amounts have been retroactively restated to reflect the forward stock-split

h)	On August 23, 2007, the Company received $250 for stock subscriptions receivable from a prior period.
i)	On August 31, 2006, the Company issued 800,000 shares of common stock to a company controlled by management for consulting services valued at $4,000.
7.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $1,718,000 available to offset taxable income in future years which expires beginning in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2008 $	May 31, 2007 $
Net loss before income taxes per financial statements	1,670,861	47,215
Income tax rate	35%	35%
Income tax recovery	(584,801)	(16,525)
Permanent differences	3,150	3,150
Temporary differences	–	–

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Valuation allowance change	581,651	13,375
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2008 and 2007 are as follows:

	May 31, 2007 $	May 31, 2006 $
Net operating loss carryforward	601,000	19,635
Valuation allowance	(601,000)	(19,635)
Net deferred income tax asset	–	–

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

8.	Subsequent Events
a)	On June 17, 2008, the Company issued 512,000 shares of common stock at $0.25 per common share for proceeds of $128,000, of which $125,750 was included in common stock subscribed at May 31, 2008.
b)

On June 26, 2008, the Company received a cash loan of $4,000 secured by a promissory note, bearing interest at 8% per annum. The note is unsecured and is due on August 26, 2008. The due date may be extended by 30 days by the payment of a renewal fee of $800.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-KSB for the year ended May 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President, who is the principal executive officer, and Treasurer, who is the principal financial and accounting officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and the Treasurer have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2008 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008 and no material weaknesses were discovered.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the Company’s the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers and Significant Employees

All directors of the Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages (as of May 31, 2008), positions held, and date first elected/appointed, are as follows:

Name	Position	Age	Date First Elected/Appointed
Gavin Roy	President and Director	42	August 9, 2007
Kurt Bordian	Secretary, Treasurer, Director	40	August 8, 2005

Gavin Roy

Gavin Roy was elected Vice President of the Company on August 9, 2007, resigned as Vice President on April 24, 2008 and was appointed as Director and President effective April 24, 2008. Mr. Roy is currently the principal of Magellan Management Company, a venture capital firm in Vancouver, British Columbia. Prior to forming Magellan Management in 2005, Mr. Roy’s principal occupation during the past five years has been as an investment advisor with Canaccord Capital Corporation, Octagon Capital Corporation and Global Securities Corporation. Mr. Roy has been a registrant in Canada with the British Columbia, Alberta, Saskatchewan and Ontario securities commissions. Mr. Roy is a director of the following U.S. reporting issuers: Chilco River Holdings, Inc. and Plaza Resources Inc.

Kurt Bordian

Kurt Bordian has been the Secretary, Treasurer and a Director of the Company since its inception on August 8, 2005. Mr. Bordian is a designated certified general accountant in Canada and holds a bachelor of commerce (honors) degree from the University of Manitoba. Mr. Bordian worked chiefly in the mineral exploration and oil and gas industries over the past 10 years and currently serves as an officer and/or director of the following companies: Calypso Acquisition Corp. (Corporate Secretary), Canyon Copper Corp. (CFO), Calypso Acquisition Corp. (Director), ESO Uranium Corp. (CFO and Corporate Secretary), Palo Duro Energy Inc. (Corporate Secretary and Director), Magnate Ventures Inc. (President, CEO and Director), Gold Point Energy Corp. (CFO), Thor Explorations Ltd. (Director), Cap-link Ventures Ltd. (Director) and Waymar Resources Ltd. (Director).

Significant Employees

There are no significant employees besides Gavin Roy and Kurt Bordian.

Family Relationships

There are no family relationships among our board of directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than 10% of the Company's common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

NAME AND NATURE OF AFFILIATION	LATE REPORTS	REPORTS NOT FILED
Gavin Roy – President and Director	1 (one Form 4)	0
Kurt Bordian – Secretary, Treasurer, and Director	1 (one Form 4)	0
Peter Watson – Former President and Former Director	2 (one Form 3, one Form 4)	0

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics because of its limited size. The Company only has two employees, who also serve as the only two officers and directors, and therefore has not found it necessary to adopt a code of ethics.

Corporate Governance

As of August 12, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate the Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

Audit Committee

We do not have a standing audit committee at the present time. To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors as it currently exists. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues from operations to date.

ITEM 10.	EXECUTIVE COMPENSATION.

A summary of cash and other compensation paid to our Principal Executive Officer and other executives for the fiscal year ended May 31, 2008 is as follows:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gavin Roy, President and Director (former Vice President)	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	(1)	(1)
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	(1)	(1)
Kurt Bordian, Secretary, Treasurer and Director	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Peter Watson, Former Director and Former President	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

(1)

Magellan Management Company, of which Mr. Roy is a principal, has provided administrative and consulting services to the Company. In 2006, Magellan Management received $16,000 in consideration for providing such administrative and consulting services. On August 31, 2006, Magellan Management Company acquired 400,000 shares of the Company’s common stock at $0.001 per share for consulting services for one year ending August 31, 2007. On September 12, 2007, the Company increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares and effected a 2-for-1 forward stock split of its issued and outstanding shares of common stock, thus increasing Magellan’s consulting payment to 800,000 shares. Gavin Roy was elected Vice President of the Company on August 9, 2007 and resigned as Vice President on April 24, 2008. Gavin Roy was appointed President and Director of the Company effective April 24, 2008.

Narrative Disclosure to Summary Compensation Table

We do not pay to our directors or officers any salary or ongoing consulting fees. We anticipate that compensation may be paid to an officer in the event that we decide to proceed with advanced exploration programs on the Peru Properties. Please reference the executive compensation table and accompanying footnote above for all information concerning executive and director compensation.

Other Compensation Information

The Company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended May 31, 2008. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of the Company during our two most recently completed fiscal years ended May 31, 2007 and 2008.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

We have not distributed any options to purchase common stock of the Company. Therefore, we have no outstanding equity awards as of May 31, 2008.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Compensation of Directors

We do not pay to our directors any compensation for serving on our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of August 22, 2008 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;
•	our named executive officers;
•	our directors; and
•	all of our executive officers and directors as a group.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class*
Directors and Named Executive Officers
Common Stock	Gavin Roy 7425 Arbutus Street Vancouver, BC V6P 5T2	4,105,000 shares directly and indirectly owned by the President (1,155,000 indirectly owned as principal of Magellan Management Company and 2,950,000 directly owned)	17.9%
Common Stock	Kurt Bordian 217 Fifth Avenue New Westminster, BC V3L 1R5	520,000 shares directly owned by the Treasurer/Secretary/Director	2.3%
Directors and Named Executives as a Group		4,625,000 shares directly and indirectly owned	20.2%
5% Shareholders
Common Stock	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	1,201,000 shares directly owned	5.2%
Common Stock	Matthew Fahey 650 – 1500 W. Georgia St. Vancouver, BC V6G 3A9	1,700,000 shares directly owned	7.4%
Common Stock	Robin Lyman 1322 Devonshire St. Vancouver, BC V6H 2G4	1,700,000 shares directly owned	7.4%
Common Stock	Magellan Management Co. 7425 Arbutus Street Vancouver, BC V6P 5T2	1,155,000 shares directly owned	5%
Common Stock	Leonard Raymond de Melt 810 Malecon Cisneros Miraflores Lima 18, Peru	1,580,000 shares directly owned	6.9%
Common Stock	Stacy de Melt	2,200,000 shares directly owned	9.6%

* Percentages are calculated on a partially diluted basis based on 22,918,576shares issued and outstanding on August 22, 2008 and shares acquirable by the holder within the next 60 days.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, since the start of the fiscal year ending May 31, 2008, which has materially affected or will materially affect us.

•	During the year ended May 31, 2008, the Company recognized a total of $6,000 for donated services at $500 per month, and $3,000 for donated rent at $250 per month, provided by Gavin Roy;
•

On April 24, 2008, Kurt Bordian and the Company entered into a Contribution Agreement pursuant to which Mr. Bordian contributed 3,250,000 common shares to the Company in return for payment by the Company of $1,625;

•

On April 24, 2008, Peter Watson and the Company entered into a Contribution Agreement pursuant to which Mr. Watson contributed 2,750,000 common shares to the Company in return for a payment by the Company of $1,375;

•

On April 24, 2008, Peter Watson and Gavin Roy entered into a Share Transfer Agreement pursuant to which Mr. Watson transferred 950,000 common shares to Mr. Roy in consideration for the payment by Mr. Roy of $425;

•

On September 13, 2007, the Company completed the offer and sale of 628,076 common shares at a price of $0.15 per share in a non-brokered private placement to non-U.S. persons outside the United States under an exemption from registration available under Rule 903 of Regulation S of the Securities Act, pursuant to which Mr. Bordian purchased 20,000 common shares.

Other than as set forth above, none of Peter Watson, Kurt Bordian or Gavin Roy has entered into any agreement with the Company in which any of them is to receive from the Company or provide to the Company anything of value.

Director Independence

We currently act with two directors: Gavin Roy and Kurt Bordian. We have determined that neither Mr. Roy nor Mr. Bordian is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15) due to the fact that they are current executive officers.

ITEM 13.     EXHIBITS.

(3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on September 28, 2006)
3.2	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007)
3.2	Bylaws (incorporated by reference from our SB-2 filed on September 28, 2006)
(10)	Material Contracts
10.1	Property Acquisition Agreement, dated August 24, 2006, between Black Tusk Minerals Inc. and George E. Nicholson Limited (incorporated by reference from our SB-2 filed on September 28, 2006)
10.2

Term Sheet, dated August 13, 2007, among Black Tusk Minerals Inc., Leonard Raymond De Melt and Marlene Ore Lamilla (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2007)

10.3

Master Purchase Agreement, dated December 5, 2007, among Black Tusk Minerals Inc., Black Tusk Minerals Peru SAC, Leonard Raymond De Melt and Marlene Ore Lamilla (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2007)

10.4

Mining Concessions and Claims Transfer Agreement, dated December 5, 2007, between Black Tusk Minerals Peru SAC and Marlene Ore Lamilla (English Translation) (incorporated by reference from our Current Report on Form 8-K filed on April 28, 2008)

(23)	Consents
23.1	Consent of Manning Elliott LP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Gavin Roy
31.2	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Kurt Bordian
(32)	Section 1350 Certifications
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Gavin Roy
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Kurt Bordian

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years 2008 and 2007 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal years 2008 and 2007 were $15,432 and $7,572, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal years 2008 and 2007 were $NIL and $NIL,  respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2008 and 2007 were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2008 and 2007 were $NIL and $NIL, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK TUSK MINERALS INC.

August 29, 2008	By /s/ Gavin Roy Gavin Roy President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gavin Roy	President, and Director	August 29, 2008
Gavin Roy	(Principal Executive Officer)

/s/ Kurt Bordian	Secretary, Treasurer, and Director	August 29, 2008
Kurt Bordian	(Principal Financial and Accounting Officer)