Form 10QSB
period 2008-08-31
Black Tusk Minerals Inc.
filed 2008-10-16
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2008

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  000-52372

BLACK TUSK MINERALS INC.

(Exact name of registrant as specified on its charter)

NEVADA	20-3366333
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

7425 Arbutus Street
Vancouver, B.C. Canada	V6P 5T2
(Name and address of principal executive offices)	(Zip Code)

(778) 999-2575

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

23,418,576 shares issued and outstanding as of October 15, 2008

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	August 31, 2008 $ (Unaudited)	May 31, 2008 $
ASSETS		
Current Assets		
Cash	10,453	214
Prepaid expenses	81	81
Total Assets	10,534	295
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current Liabilities		
Accounts payable	49,970	93,292
Accrued liabilities (Note 5)	20,987	2,781
Due to related parties (Note 3)	3,506	8,000
Total Liabilities	74,463	104,073
Contingencies (Note 1)		
Subsequent Event (Note 8)		
Stockholders' Deficit		
Common Stock, 200,000,000 shares authorized, $0.001 par value 22,918,576 and 22,406,576 shares issued and outstanding, respectively	22,918	22,407
Common Stock Subscribed (Note 7)	91,000	125,750
Additional Paid-in Capital	1,593,518	1,466,030
Donated Capital (Note 3(a))	27,000	24,750
Deficit Accumulated During the Exploration Stage	(1,798,365)	(1,742,715)
Total Stockholders' Deficit	(63,929)	(103,778)
Total Liabilities and Stockholders' Deficit	10,534	295

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

F-1

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended August 31, 2008 $	For the Three Months Ended August 31, 2007 $
Operating Activities		
Net loss	(55,650)	(38,904)
Adjustments to reconcile net loss to cash:		
Impairment of mineral property	–	187
Donated services and expenses	2,250	2,250
Changes in operating assets and liabilities:		
Prepaid expenses	–	701
Accounts payable and accrued liabilities	(25,117)	27,037
Due to related parties	(4,494)	–
Net Cash Used in Operating Activities	(83,011)	(8,729)
Investing Activities		
Mineral property acquisition costs	–	(187)
Net Cash Used in Investing Activities	–	(187)
Financing Activities		
Proceeds from issuance of common stock	2,250	250
Common stock subscribed	100,000	61,283
Share issuance costs	(9,000)	(3,000)
Net Cash Provided by Financing Activities	93,250	58,533
Increase In Cash	10,239	49,617
Cash - Beginning of Period	214	3,217
Cash - End of Period	10,453	52,834
Supplemental Disclosures		
Interest paid	200	–
Income tax paid	–	–

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

F-3

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in US dollars)
(Unaudited)

1. Nature of Operation and Continuance of Business

Black Tusk Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 8, 2005. Effective September 21, 2007, the Company incorporated a wholly-owned Peruvian subsidiary, Black Tusk Minerals Peru SAC. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 *"Accounting and Reporting for Development Stage Enterprises"*. The Company's principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has a working capital deficiency of $63,929 and has accumulated losses of $1,798,365 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $300,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States, are expressed in US dollars, and include the accounts of the Company and its wholly-owned Peruvian subsidiary, Black Tusk Minerals Peru SAC. All inter-company accounts and transactions have been eliminated. The Company's fiscal year-end is May 31.

b) Interim Consolidated Financial Statements

c) Use of Estimates

F-4

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2008
(Expressed in US dollars)
(Unaudited)

4. Mineral Properties (continued)

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

5. Accrued liabilities

At August 31, 2008, accrued liabilities of $20,987 (May 31, 2008 - $2,781) consists of amounts owing for professional fees.

6. Promissory note

On June 26, 2008, the Company received a cash loan of $4,000 secured by a promissory note, bearing interest at 8% per annum. The note is unsecured and was due on August 26, 2008. The cash loan was repaid on August 8, 2008 and the Company paid interest of $200.

7. Common Stock

a) On June 17, 2008, the Company issued 512,000 common shares at $0.25 per share for proceeds of $128,000, of which $125,750 was included in common stock subscribed at May 31, 2008.

b) During the three months ended August 31, 2008, the Company accepted common stock subscriptions for 500,000 common shares at $0.20 per share. The proceeds of $91,000, net of $9,000 share issuance costs, are included in common stock subscribed at August 31, 2008. Refer to Note 8.

8. Subsequent Event

On September 8, 2008, the Company completed the offer and sale of 500,000 shares of common stock at $0.20 per share for proceeds of $91,000, net of $9,000 share issuance costs.

F-8

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

Item 2

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

 Our principal offices are located at 7425 Arbutus Street, Vancouver, B.C. V6P 5T2. Our phone number is (778) 999-2575.

SELECTED FINANCIAL DATA

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the three months ended August 31, 2008	For the three months ended August 31, 2007

Revenue	$0	$0
Expenses	$55,650	$38,904
Net Income (Loss)	$(55,650)	$(38,904)
Net Income (Loss) per Common share*	$-	$-
Weighted Average Number of Common Shares Outstanding	22,824,000	17,672,000

*  Basic and diluted

BALANCE SHEET DATA	At August 31, 2008	At May 31, 2008

Working Capital (Deficiency)	$(63,929)	$(103,778)
Total Assets	$10,534	$295
Accumulated Deficit	$(1,798,365)	$(1,742,715)
Shareholders’ Equity (Deficit)	$(63,929)	$(103,778)

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

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $300,000 will be required for exploration and administration costs and to fund working capital. However, we do not have any commitments to fund such costs during the next twelve months and we do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months and an additional $200,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through August 31, 2009. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

We obtained proceeds in the amount of $128,000 through a private placement of our common shares on June 17, 2008. Subsequent to August 31, 2008, we obtained proceeds in the amount of $100,000 through a private placement of our common shares.

Results of Operations

We did not earn any revenues for the three months ended August 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $55,650 for the three months ended August 31, 2008. These operating expenses included: (a) professional fees of $20,635; (b) donated office rent of $750; (c) donated management services of $1,500; (d) mineral property costs of $4,000; and (e) general and administrative costs of $28,765.

We incurred a loss in the amount of $55,650 for the three months ended August 31, 2008. Our loss was attributable to professional fees, administrative expenses and mineral property costs.

Liquidity and Capital Resources

We anticipate that we will incur the following expenses through August 31, 2009:

(1)

$150,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures; and

(2)	$150,000 for expenses related to the technical review and exploration of the Peru Properties.

Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

 As of August 31, 2008, we had cash in the amount of $10,453 and a working capital deficit of $63,929. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

The Company’s plans through August 31, 2009 are to focus on the exploration of the Peru Properties and estimates that cash requirements of approximately $300,000 for the year will be required for exploration and administration costs and to fund working capital. We do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months and an additional $200,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through August 31, 2009. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

On June 17, 2008, the Company completed the offer and sale of 512,000 common shares, par value $0.001 per share, of the Company, at a price of $0.25 per share for aggregate gross proceeds of $128,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds were used for working capital purposes and general expenses.

On September 8, 2008, the Registrant completed the offer and sale of 500,000 common shares, par value $0.001 per share, of the Company, at a price of $0.20 per share for aggregate gross proceeds of $100,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds were used for working capital purposes and general expenses.

We plan to raise an additional $300,000 in funding by offering equity securities. We currently have no firm commitments for such financing and we cannot provide investors with any assurance that we will be able to obtain sufficient funding on acceptable terms, if at all. We believe that debt financing will not be an alternative for funding any further phases in our exploration program at this time. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Critical Accounting Policies

Interim Consolidated Financial Statements

     The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-KSB filed on September 2, 2008 with the SEC.

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2008 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2008 and August 31, 2007. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2009.

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

Comprehensive Loss

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

On June 17, 2008, the Company completed the offer and sale of 512,000 common shares, par value $0.001 per share, of the Company, at a price of $0.25 per share for aggregate gross proceeds of $128,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds were used for working capital purposes and general expenses.

On September 8, 2008, the Registrant completed the offer and sale of 500,000 common shares, par value $0.001 per share, of the Company, at a price of $0.20 per share for aggregate gross proceeds of $100,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds were used for working capital purposes and general expenses.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2008

BLACK TUSK MINERALS INC.

By//s// “Gavin Roy” //s//

Gavin Roy

President (Principal Executive Officer)

By//s// “Michael McIsaac” //s//

Michael McIsaac

Secretary (Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Gavin Roy, certify that:

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

Dated:  October 15, 2008

By:

//s// “Gavin Roy”

Gavin Roy

President (Principal Executive Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Michael McIsaac, certify that:

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

Dated:  October 15, 2008

By:

//s// “Michael McIsaac”

Michael McIsaac

Secretary (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Black Tusk Minerals Inc. (the “Company”) on Form 10-QSB for the three months ended August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gavin Roy, President (Principal Executive Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 15, 2008

By:

//s// “Gavin Roy”

Gavin Roy

President (Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Black Tusk Minerals Inc. (the “Company”) on Form 10-QSB for the three months ended August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael McIsaac, Secretary (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 15, 2008

By:

//s// “Michael McIsaac”

Michael McIsaac

Secretary (Principal Financial Officer)