Form 10-Q
period 2008-11-30
Black Tusk Minerals Inc.
filed 2009-01-16
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes   ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

23,418,576 shares issued and outstanding as of January 14, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Black Tusk Minerals Inc.

(An Exploration Stage Company)

November 30, 2008

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30, 2008 $	May 31, 2008 $
	(Unaudited)

ASSETS

Current Assets

Cash	53	214
Prepaid expenses	81	81

Total Assets	134	295

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	75,741	93,292
Accrued liabilities (Note 5)	3,571	2,781
Due to related parties (Note 3)	3,686	8,000

Total Liabilities	82,998	104,073

Contingencies (Note 1) Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 23,418,576 shares issued and outstanding (May 31, 2008 – 22,406,576 shares)	23,419	22,407

Common Stock Subscribed (Note 6 (a))	–	125,750

Additional Paid-in Capital	1,684,018	1,466,030

Donated Capital (Note 3(a))	29,250	24,750

Deficit Accumulated During the Exploration Stage	(1,819,551)	(1,742,715)

Total Stockholders’ Deficit	(82,864)	(103,778)

Total Liabilities and Stockholders’ Deficit	134	295

(The Accompany Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(a))	9,750	750	750	1,500	1,500
Donated services (Note 3(a))	19,500	1,500	1,500	3,000	3,000
General and administrative	156,533	2,075	34,282	30,840	38,795
Impairment of mineral property costs (Note 4)	1,430,250	–	338	–	525
Mineral property costs	4,000	–	–	4,000	–
Professional fees	199,518	16,861	31,530	37,496	63,484

Total Expenses	1,819,551	21,186	68,400	76,836	107,304

Net Loss	(1,819,551)	(21,186)	(68,400)	(76,836)	(107,304)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		23,375,000	18,210,000	23,098,000	17,940,000

(The Accompany Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Six Months Ended November 30, 2008	For the Six Months Ended November 30, 2007
	$	$

Operating Activities

Net loss	(76,836)	(107,304)

Adjustments to reconcile net loss to cash:

Impairment of mineral property	–	525
Donated services and expenses	4,500	4,500

Changes in operating assets and liabilities:

Prepaid expenses	–	701
Accounts payable and accrued liabilities	(16,761)	20,210
Due to related parties	(4,314)	–

Net Cash Used in Operating Activities	(93,411)	(81,368)

Investing Activities

Mineral property acquisition costs	–	(525)

Net Cash Used in Investing Activities	–	(525)

Financing Activities

Proceeds from issuance of common stock	102,250	93,712
Common stock subscribed	–	250
Share issuance costs	(9,000)	(3,000)

Net Cash Provided by Financing Activities	93,250	90,962

Increase In Cash	(161)	9,069

Cash - Beginning of Period	214	3,217

Cash - End of Period	53	12,286

Supplemental Disclosures

Interest paid	200	–
Income tax paid	–	–

(The Accompany Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficiency of $82,864 and has accumulated losses of $1,819,551 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2008 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three and six months ended November 30, 2008 and November 30, 2007. The results of operations for the three months and six months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2009.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

(Expressed in US dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies
d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS exclud es all dilutive potential shares if their effect is anti dilutive.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a resul t of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

November 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performanc e, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

(Expressed in US dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
l)	Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after Dec ember 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements

m)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permit ted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

3.	Related Party Transactions
a)

During the six months ended November 30, 2008, the Company recognized a total of $3,000 (2007 - $3,000) for donated services at $500 per month, and $1,500 (2007 - $1,500) for donated rent at $250 per month provided by the President of the Company.

b)	At November 30, 2008, the Company is indebted to a shareholder of the Company for a cash advance of $nil (May 31, 2008 - $5,000). This amount is unsecured, non-interest bearing and due on demand.
c)

At November 30, 2008, the Company is indebted to a director of the Company for $1,625 (May 31, 2008 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)

At November 30, 2008, the Company is indebted to the former president of the Company for $1,375 (May 31, 2008 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008

(Expressed in US dollars)

(Unaudited)

3.	Related Party Transactions (continued)
e)

At November 30, 2008, the Company is indebted to the president of the Company for $686 (May 31, 2008 - $nil), representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

f)

On June 26, 2008, the Company received a cash loan of $4,000 secured by a promissory note, bearing interest at 8% per annum. The note is unsecured and is due on August 26, 2008. The due date may be extended by 30 days by the payment of a renewal fee of $800. The cash loan was repaid on August 8, 2008 and the Company paid interest of $200 on the loan.

4.	Mineral Properties
a)

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru,. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company issued an aggregate of 10,000,000 common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. On April 24, 2008, the Company issued the 10,000,000 common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and have spent $41,860 on road building.

For the year ended May 31, 2008 the Company recognized an impairment loss of $1,421,860 (2007- $nil), as it had not yet been determined whether there are proven or probable reserves on the property. During the six month period ended November 30, 2008, the Company incurred $4,000 (2007 - $nil) of mineral property costs related to the property.

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

On December 31, 2007, the Golden Bear mineral claim located in British Columbia, Canada expired and the Company did not renew the rights to the claim.

5.	Accrued liabilities

At November 30, 2008, accrued liabilities of $3,571 (May 31, 2008 - $2,781) consists of amounts owing for professional fees.

6.	Common Stock
a)	On June 17, 2008, the Company issued 512,000 shares of common stock at $0.25 per share for gross proceeds of $128,000, of which $125,750 was included in common stock subscribed at May 31, 2008.
b)

On September 8, 2008, the Company completed the offer and sale of 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. In connection with this private placement, the Company incurred $9,000 of share issuance costs.

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

Item 2               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

On August 13, 2007, we entered into a term sheet with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima owned by Marlene Ore Lamilla (the “Peru Properties”). On December 5, 2007, we entered into a Master Purchase Agreement with Black Tusk Minerals Peru SAC, a Peruvian corporation and a wholly-owned subsidiary of the Company (“Black Tusk Peru”), Leonard Raymond De Melt and Marlene Ore Lamilla (the “Master Purchase Agreement”) pursuant to which we agreed to issue an aggregate of 10,000,000 common shares to Marlene Ore Lamilla (and her designees) in consideration for the transfer of the Peru Properties to Black Tusk Peru pursuant to a Mining Concessions and Pediments Transfer Agreement (the “Peru Transfer Agreement”) to be entered into between Marlene Ore Lamilla and Black Tusk Peru. As additional consideration for the transfer of the Peru Properties, Marlene Ore Lamilla (or her designee) will receive a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.             On April 24, 2008 (the “Closing Date”), we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. As of the Closing Date, all of the Peru Properties had been registered with the appropriate Peruvian registries, except for the properties designated “Altococha Mine 2” and “Altococha Mine 10”. We hope to complete the registration of these properties as soon as possible.

 Our principal offices are located at 7425 Arbutus Street, Vancouver, B.C. V6P 5T2. Our phone number is (778) 999-2575.

SELECTED FINANCIAL DATA

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the six months ended November 30, 2008	For the six months ended November 30, 2007

Revenue	$0	$0
Expenses	$76,836	$107,304
Net Income (Loss)	$(76,836)	$(107,304)
Net Income (Loss) per Common share*	$-	$-
Weighted Average Number of Common Shares Outstanding	23,098,000	17,940,000

*  Basic and diluted

BALANCE SHEET DATA	At November 30, 2008	At May 31, 2008

Working Capital (Deficiency)	$(82,864)	$(103,778)
Total Assets	$134	$295
Accumulated Deficit	$(1,819,551)	$(1,742,715)
Shareholders’ Equity (Deficit)	$(82,864)	$(103,778)

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

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $300,000 will be required for exploration and administration costs and to fund working capital. However, we do not have any commitments to fund such costs during the next twelve months and we do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to and additional $100,000 in equity financing through private placements of our common shares in the next three months and an additional $200,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through November 30, 2009. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

On September 8, 2008, we obtained proceeds in the amount of $100,000 through a private placement of our common shares.

Results of Operations

We did not earn any revenues for the six months ended November 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $76,836 for the six months ended November 30, 2008. These operating expenses included: (a) professional fees of $37,496; (b) donated office rent of $1500; (c) donated management services of $3,000; (d) mineral property costs of $4,000; and (e) general and administrative costs of $30,840.

We incurred a loss in the amount of $76,836 for the six months ended November 30, 2008. Our loss was attributable to professional fees, administrative expenses and mineral property costs.

Liquidity and Capital Resources

We anticipate that we will incur the following expenses through November 30, 2009:

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

As of November 30, 2008, we had cash in the amount of $53 and a working capital deficit of $82,864. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

The Company’s plans through November 30, 2009 are to focus on the exploration of the Peru Properties and estimates that cash requirements of approximately $300,000 for the year will be required for exploration and administration costs and to fund working capital. We do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months and an additional $200,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through November 30, 2009. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30 and the consolidated results of its operations for the three and six months ended November 30, 2008 and consolidated cash flows for the six months ended November 30. The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2009.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and November 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Going concern

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of profitable operations. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and the Company's Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 15, 2009.

BLACK TUSK MINERALS INC.

By //s// “Gavin Roy”
Gavin Roy
President (Principal Executive Officer)

By //s// “Michael McIsaac”
Michael McIsaac
Secretary (Principal Financial and Accounting Officer)