Form 10-Q
period 2009-02-28
Black Tusk Minerals Inc.
filed 2009-04-14
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

23,418,576 shares issued and outstanding as of April 14, 2009

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Black Tusk Minerals Inc.

(An Exploration Stage Company)

February 28, 2009

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	February 28, 2009 $	May 31, 2008 $
	(Unaudited)
ASSETS

Current Assets

Cash	7	214
Prepaid expenses	81	81

Total Assets	88	295
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	83,680	93,292
Accrued liabilities (Note 5)	904	2,781
Due to related parties (Note 3)	12,556	8,000

Total Liabilities	97,140	104,073

Contingencies (Note 1) Stockholders’ Deficit

Common Stock, 200,000,000 shares authorized, $0.001 par value 23,418,576 shares issued and outstanding (May 31, 2008 – 22,406,576 shares)	23,419	22,407

Common Stock Subscribed (Note 6 (a))	–	125,750

Additional Paid-in Capital	1,684,018	1,466,030

Donated Capital (Note 3(a))	31,500	24,750

Deficit Accumulated During the Exploration Stage	(1,835,989)	(1,742,715)

Total Stockholders’ Deficit	(97,052)	(103,778)

Total Liabilities and Stockholders’ Deficit	88	295

(The Accompany Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(a))	10,500	750	750	2,250	2,250
Donated services (Note 3(a))	21,000	1,500	1,500	4,500	4,500
General and administrative	162,899	6,366	15,562	37,206	54,357
Impairment of mineral property costs (Note 4)	1,430,250	–	166	–	691
Mineral property costs	4,000	–	–	4,000	–
Professional fees	207,340	7,822	27,095	45,318	90,579

Total Expenses	1,835,989	16,438	45,073	93,274	152,377

Net Loss	(1,835,989)	(16,438)	(45,073)	(93,274)	(152,377)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		23,419,000	18,325,000	23,204,000	18,068,000

(The Accompany Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Nine Months Ended February 28, 2009	For the Nine Months Ended February 29, 2008
	$	$
Operating Activities

Net loss	(93,274)	(152,377)

Adjustments to reconcile net loss to cash:
Impairment of mineral property	–	691
Donated services and expenses	6,750	6,750

Changes in operating assets and liabilities:
Prepaid expenses	–	702
Accounts payable and accrued liabilities	(11,488)	36,544
Due to related parties	(444)	–

Net Cash Used in Operating Activities	(98,456)	(107,690)

Investing Activities

Mineral property acquisition costs	–	(691)

Net Cash Used in Investing Activities	–	(691)
Financing Activities
Proceeds from issuance of common stock	102,249	109,687
Proceed from common stock subscribed	–	250
Advances from related parties	5,000	–
Share issuance costs	(9,000)	(3,000)

Net Cash Provided by Financing Activities	98,249	106,937

Decrease In Cash	(207)	(1,444)

Cash - Beginning of Period	214	3,217

Cash - End of Period	7	1,773
Supplemental Disclosures
Interest paid	200	–
Income tax paid	–	–

(The Accompany Notes are an Integral Part of These Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficiency of $92,052 and has accumulated losses of $1,835,989 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru. The Company estimates that cash requirements of approximately $350,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2009 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended February 28, 2009 and February 29, 2008. The results of operations for the three months and nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2009.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

i)

Financial Instruments

The fair-value of financial instruments, which include cash, accounts payable, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

February 28, 2009

(Expressed in US dollars) (Unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

3.

Related Party Transactions

a)

During the nine months ended February 28, 2009, the Company recognized a total of $4,500 (2007 - $4,500) for donated services at $500 per month, and $2,250 (2007 - $2,250) for donated rent at $250 per month provided by the President of the Company.

b)

At February 28, 2009, the Company is indebted to a shareholder of the Company for a cash advance of $nil (May 31, 2008 - $5,000).  This amount is unsecured, non-interest bearing and due on demand.

c)

At February 28, 2009, the Company is indebted to a director of the Company for $1,625 (May 31, 2008 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)

At February 28, 2009, the Company is indebted to the former president of the Company for $1,375 (May 31, 2008 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

February 28, 2009

(Expressed in US dollars)

(Unaudited)

Related Party Transactions (continued)

e)

At February 28, 2009, the Company is indebted to the president of the Company for $4,556 (May 31, 2008 - $nil), representing expenses paid on behalf of the Company.  This amount is non-interest bearing, unsecured and has no specific repayment terms.

f)

On June 26, 2008, the Company received a cash loan of $4,000 secured by a promissory note, bearing interest at 8% per annum. The note is unsecured and is due on August 26, 2008. The due date may be extended by 30 days by the payment of a renewal fee of $800.  The cash loan was repaid on August 8, 2008 and the Company paid interest of $200 on the loan

g)

At February 28, 2009, the Company is indebted to a shareholder of the Company for a cash advance of $5,000. This amount  is non-interest bearing, unsecured and has no specific terms of repayment.

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

For the year ended May 31, 2008 the Company recognized an impairment loss of $1,421,860 (2007- $nil), as it had not yet been determined whether there are proven or probable reserves on the property. During the nine month period ended February 28, 2009, the Company incurred $4,000 (2007 - $nil) of mineral property costs related to the property.

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

5.

Accrued liabilities

At February 28, 2009, accrued liabilities of $904 (May 31, 2008 - $2,781) consists of amounts owing for professional fees.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

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

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual report on Form 10-KSB and our current reports on Form 8-K.

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

INCOME STATEMENT DATA	For the nine months ended February 28, 2009	For the nine months ended February 29, 2008

Revenue	$0	$0
Expenses	$93,274	$152,377
Net Income (Loss)	$(93,274)	$(152,377)
Net Income (Loss) per Common share*	$-	$-
Weighted Average Number of Common Shares Outstanding	23,204,000	18,068,000

*  Basic and diluted

BALANCE SHEET DATA	At February 28, 2009	At May 31, 2008

Working Capital (Deficiency)	$(97,052)	$(103,778)
Total Assets	$88	$295
Accumulated Deficit	$(1,835,989)	$(1,742,715)
Shareholders’ Equity (Deficit)	$(97,052)	$(103,778)

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

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $300,000 will be required for exploration and administration costs and to fund working capital. However, we do not have any commitments to fund such costs during the next twelve months and we do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to and additional $100,000 in equity financing through private placements of our common shares in the next three months and an additional $200,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through February 28, 2010. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Results of Operations

We did not earn any revenues for the nine months ended February 28, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $93,274 for the nine months ended February 28, 2009. These operating expenses included: (a) professional fees of $45,318; (b) donated office rent of $2,250; (c) donated management services of $4,500; (d) mineral property costs of $4,000; and (e) general and administrative costs of $37,206.

We incurred a loss in the amount of $93,274 for the nine months ended February 28, 2009. Our loss was attributable to professional fees, administrative expenses and mineral property costs.

Liquidity and Capital Resources

We anticipate that we will incur the following expenses through February 28, 2010:

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

 As of February 28, 2009, we had cash in the amount of $7 and a working capital deficit of $97,052. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

The Company’s plans through February 28, 2010 are to focus on the exploration of the Peru Properties and estimates that cash requirements of approximately $300,000 for the year will be required for exploration and administration costs and to fund working capital. We do not have sufficient funds to meet our obligations for the short term. Therefore, we plan to raise up to $100,000 in equity financing through private placements of our common shares in the next three months and an additional $200,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through February 28, 2010. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

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

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28 and the consolidated results of its operations for the three and nine months ended February 28, 2009 and consolidated cash flows for the nine months ended February 28. The results of operations for the three and nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2009.

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

Comprehensive Loss

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company adopted this statement for its fiscal year commencing June 1, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

None.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2009.

BLACK TUSK MINERALS INC.

By//s// “Gavin Roy” //s//

Gavin Roy

President (Principal Executive Officer)

By//s// “Michael McIsaac” //s//

Michael McIsaac

Secretary (Principal Financial and Accounting Officer)