Form 10-K
period 2009-05-31
Black Tusk Minerals Inc.
filed 2009-09-01
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-52372

BLACK TUSK MINERALS INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-3366333
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7425 Arbutus Street
Vancouver, British Columbia, Canada	V6P 5T2
(Address of principal executive offices)	(Zip Code)

(778) 999-2575

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,810,229 as of November 28, 2009, based on a last sale price on the OTCBB of $0.12.

The number of shares of the Registrant’s Common Stock outstanding as of August 29, 2009 was 23,418,576.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1
PART I	3
ITEM 1. BUSINESS	3
ITEM 1A. RISK FACTORS	5
ITEM 1B. UNRESOLVED STAFF COMMENTS	12
ITEM 2. DESCRIPTION OF PROPERTY	12
ITEM 3. LEGAL PROCEEDINGS	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
PART II	17
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	17
ITEM 6. SELECTED FINANCIAL DATA	19
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	40
ITEM 9A(T). CONTROLS AND PROCEDURES	40
ITEM 9B. OTHER INFORMATION	41
PART III	42
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS	42
ITEM 11. EXECUTIVE COMPENSATION	44
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	46
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	47
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	48
PART IV	49
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	49
SIGNATURES	51

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-K entitled “Risk Factors”, “Description of the Business” and “Management’s Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.   BUSINESS

As used in this annual report, and unless otherwise indicated, the terms “we,” “us,” “our,” “Black Tusk” and the “Company” refer to Black Tusk Minerals Inc. All dollar amounts in this annual report are expressed in U.S. dollars unless otherwise indicated.

Business Development

Our corporate contact information is 7425 Arbutus Street, Vancouver, British Columbia, Canada V6P 5T2, (778) 999-2575. We were incorporated on August 8, 2005 in the State of Nevada with the intention of acquiring mineral exploration projects. Effective September 21, 2007, the Company incorporated a wholly-owned subsidiary, Black Tusk Minerals Peru SAC (“Black Tusk Peru”), in Peru.

Business of Issuer

We are an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether our properties contain mineral reserves that are economically recoverable.

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

On April 24, 2008 (the “Closing Date”), we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. All of the Peru Properties have been registered with the appropriate Peruvian registries, except for the properties designated “Altococha Mine,” “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3” and “Black Tusk 4.” We hope to complete the registration of these properties as soon as possible.

Business Strategy

Our business strategy to date has been focused on acquiring and developing advanced stage and past producing properties throughout the Americas. To that end, in 2008, we acquired the Peruvian Properties. Our objective is to increase value of our shares through the exploration, development and extraction of mineral deposits, beginning with our Peruvian Properties. The development and extraction may be performed by us or may be performed by potential partners or independent contractors.

On August 31, 2009, a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 (the “Technical Report”) was published and filed on SEDAR at www.sedar.com. The report was prepared and authored by Glen MacDonald P.Geo., a “qualified person” as defined in NI 43-101, at the request of Robert Krause, a mineral geologist for the Company. The Technical Report is based on information collected by Mr. MacDonald during a site visit to the Peru Properties performed in August 2009, with additional information provided by the Company. Other information was obtained from sources within the public domain. The Technical Report forms the basis for much of the information in this Annual Report on Form 10-K regarding the Peru Properties. Readers are encouraged to review the Technical Report in its entirety for more information regarding the Peru Properties.

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

Seasonality

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

According to the General Mining Law of Peru, “Validity Fees” are payable annually at a cost of US$ 3.00 per hectare and must be paid by the 30th of June. Should payment of Validity Fees not be made for two consecutive years, mining pediments or concessions will be cancelled. After pediments or concessions are held by a party for 6 years annual fees change according to the following framework;

“Holders of mining concessions are obliged to achieve a minimum production equivalent to US$100.00 per hectare per year, within six years following the year in which the respective mining concession title is granted. If this minimum production is not reached, as of the first semester of the 7th year after the concession title has been granted, the holder of the concession should pay a US$ 6.00 penalty per hectare per year. If such minimum production is not obtained until the end of the 11th year after obtaining the concession title, the penalty to be paid as of the 12th year increases to US$ 20.00 per hectare per year.”

Following the same principle established in connection with the validity fee, evidence of compliance with the requested minimum production or investment or, in its defect, payment of the corresponding penalty can only be missed for one year. Non-compliance with any of these possibilities for two consecutive years, results in the cancellation of the mining concession.

Peruvian Native Land Claims

We are unaware of any outstanding native land claims on the Peru Properties. However, it is possible that a native land claim could be made in the future. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail. Notwithstanding the foregoing, we currently have a ten year term agreement with the Peasant Community of Huanza, which is the registered titleholder of the land in which our Peru Properties are located, for the use of their land to conduct mining exploration activities. This agreement has been recorded with the public registry in order to ensure enforceability against the State and third parties with regards to all of the Peru Properties, except for the properties designated “Altococha Mine 14,” “Altococha Mine 15,” “Altococha Mine 16,” “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3” and “Black Tusk 4.” We hope to record the agreement with public registry with regards to these properties as soon as possible.

Employees

We have no significant employees other than Michael McIsaac and Gavin Roy.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

As of May 31, 2009, we had no cash and a working capital deficit in the amount of $51,162. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the technical review and exploration of the Peru Properties. Our current operating funds will not be sufficient to carry out our planned exploration program on the Peru Properties. In addition, we will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Peru Properties into commercial production, if warranted. The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and we estimate that cash requirements of approximately $575,000 will be required for exploration, administration, and working capital costs for the fiscal year ending May 31, 2010. However, we do not have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2010. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business. Subsequent to May 31, 2009, we obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes.

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

We have incurred a net loss since of $1,883,491 for the period from August 8, 2005 (date of inception) to May 31, 2009. We estimate that we will be required to raise at least $575,000 during the fiscal year ending May 31, 2010 to satisfy our planned technical review and exploration activities for the Peru Properties and general working capital requirements for general administrative and other expenses. However, we do not have any commitments to fund these costs. Therefore, we have to raise an additional $575,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2010. Subsequent to May 31, 2009, we obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mine and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

Recent market events and conditions

In 2007, 2008 and into 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase its cost of obtaining, capital and financing for its operations. The Company’s access to additional capital may not be available on terms acceptable to it or at all.

General economic conditions

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the gold and base metal mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

•	The global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

•	the volatility of ore prices may impact our future revenues, profits and cash flow;

•	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

•	the devaluation and volatility of global stock markets impacts the valuation of our equity securities, which may impact our ability to raise funds through the issuance of equity.

These factors could have a material adverse effect on our financial condition and results of operations.

Because our President and our Secretary/Treasurer have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Gavin Roy, our President, currently devotes approximately thirty hours per week to our business affairs. Michael McIsaac, our Secretary and Treasurer, currently devotes two to four hours to our business affairs. If the demands of our business require it, Messrs. Roy and McIsaac are both prepared to adjust their timetables to devote more time to our business. However, neither of them may be able to devote more time to our affairs when needed. It is possible that the demands of their other interests will increase, with the result that one or both would no longer be able to devote sufficient time to the management of our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.

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

In order to maintain our mining concessions in good standing in Peru, we are obligated to pay annual fees and to reach minimum production levels after the first six years after the concession title has been granted. If said minimum production is not reached, the holder of the concession would have to pay a US$6.00 penalty per hectare per year. It is possible to avoid payment of the penalty if evidence is provided to the mining authorities that an amount equivalent to not less than ten times the applicable penalty has been invested. Therefore, if it is proven that an investment of US$60.00 per hectare per year has been made in the concession, there will be no obligation to pay the penalty (US$20.00 per hectare as of the twelfth year).

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

We are unaware of any outstanding native land claims on the Peru Properties. However, it is possible that a native land claim could be made in the future. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail. Notwithstanding the foregoing, we currently have a ten year term agreement with the Peasant Community of Huanza, which is the registered titleholder of the land in which our Peru Properties are located, for the use of their land to conduct mining exploration activities. This agreement has been recorded with the public registry in order to ensure enforceability against the State and third parties with regards to all of the Peru Properties, except for the properties designated “Altococha Mine 14,” “Altococha Mine 15,” “Altococha Mine 16,” “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3” and “Black Tusk 4.” We hope to record the agreement with public registry with regards to these properties as soon as possible.

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

Our common stock trades on the OTC Bulletin Board. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a “thinly-traded” stock. Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

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

We anticipate that we will raise additional capital through equity financing, which may cause substantial dilution to our existing shareholders.

We may require additional equity financing be raised in the future. We may issue securities on less than favorable terms to raise sufficient capital to fund our business plan. Any transaction involving the issuance of equity securities or securities convertible into common shares would result in dilution, possibly substantial, to present and prospective holders of common shares.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Corporate Headquarters, Vancouver, British Columbia

Our corporate headquarters are located at 7425 Arbutus Street, Vancouver, British Columbia, Canada V6P 5T2. Our current premises are adequate for our existing operations.

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

Peru Properties

On August 31, 2009, a NI 43-101 compliant Technical Report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 was published and filed on SEDAR at www.sedar.com. Readers are encouraged to review the Technical Report in its entirety for more information regarding the Peru Properties.

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

On the Closing Date, we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. As of the Closing Date, all of the Peru Properties have been registered with the appropriate Peruvian registries.

The Peru Properties cover an area of 8066.51 hectares in the Republic of Peru.and consist of 19 claims (14 are registered and 5 are pending registration). The corner coordinates for the claims boundaries are registered with the Instituto Geológico Minero y Metalúrgico (INGAMMET) Avenida Las Artes Sur 220, San Borja, Lima. The Peru Properties are located approximately 75 kilometers northeast of the capital, Lima, in the long hydrothermal alteration trend known as the Central Polymetallic Belt. This area is situated in the rugged Western Andean range at an average elevation of 4,200 meters, an area with a long history of successful production.

The Peru Properties consist of the following mining claims and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima, Peru:

N°	CONCESSION	CODE	INGEMMET	PUBLIC REGISTRY
01	ALTACOCHA MINE	0101292-07	Resolution in process in INGEMMET	Pending
02	ALTOCOCHA MINE 1	0101324-07	Resolution N°002242-2007-INACC/J	12089171
03	ALTOCOCHA MINE 2	0101325-07	Resolution N° 002666-2007-INGEMMET/PCD/PM	12134767
04	ALTOCOCHA MINE 3	0101326-07	Resolution N°000071-2007-INGEMMET/PCD/PM	12089882
05	ALTOCOCHA MINE 4	0101327-07	Resolution N° 002099-2007-INACC/J	12089359
06	ALTOCOCHA MINE 5	0101328-07	Resolution N° 000310-2007-INGEMMET/PCD/PM	12189875
07	ALTOCOCHA MINE 7	0101598-07	Resolution N° 002425-2007-INACC/J	12089522
08	ALTOCOCHA MINE 8	0101597-07	Resolution N° 002458-2007-INACC/J	12089420
09	ALTOCOCHA MINE 9	0101664-07	Resolution N° 002100-2007-INACC/J	12089424
10	ALTOCOCHA MINE 10	0101665-07	Resolution N° 002579-2007-INGEMMET/PCD/PM	12135392
11	ALTOCOCHA MINE 11	0101666-07	Resolution N° 000402-2007-INGEMMET/PCD/PM	12089535
12	ALTOCOCHA MINE 12	0101667-07	Resolution N° 001448-2007-INGEMMET/PCD/PM	12089549
13	ALTOCOCHA MINE 14	0104158-07	Resolution N° 004169-2008-INGEMMET/PCD/PM	12359543
14	ALTOCOCHA MINE 15	0106330-07	Resolution N° 001890-2008-INGEMMET/PCD/PM	12359721
15	ALTOCOCHA MINE 16	0106329-07	Resolution N° 001705-2008-INGEMMET/PCD/PM	12359751
16	BLACK TUSK 1	0102020-09	Resolution in process in INGEMMET	Pending
17	BLACK TUSK 2	0102019-09	Resolution in process in INGEMMET	Pending
18	BLACK TUSK 3	0102018-09	Resolution in process in INGEMMET	Pending
19	BLACK TUSK 4	0102021-09	Resolution in process in INGEMMET	Pending

Access, Climate, Local Resources, Infrastructure and Physiography

Access to the project area from Lima is via the Carterra Central highway to the towns of Chosica 70 (kilometers) or San Mateo (100 kilometers) then continuing via unpaved road, a further 50 kilometers from Chosica or San Mateo, traversing mountainous terrain. Driving time from Lima is approximately 5 hours. The elevation of the mine gate is about 4,100 meters above sea level

The climate in the project area is typical of the Peruvian Andes with both wet and dry seasons. The wet season is from December to March, during which limited periods of electrical storm activity can develop with hail, rain and occasionally snow above 5,000 meters. Individual rainfall events can be severe, with over an inch falling in an hour. Dense fog is common during the rainy season and temperatures rarely reach above 15°C. The dry season is from April to November, during which the coldest temperatures can fall below 0°C and highest temperatures may exceed 25°C. Rainfall is very rare in the dry season.

The Peru Properties are located in an area of high altitude between 4,000 and 4,800 meters above sea level. The mountain slopes are steep to occasionally vertical where local topography is defined by fault planes. Valley floors and gently dipping terrain below 4,500 meters is covered with short grasses and small bushes near drainages and the upper terrain is covered with barren rock. Subsistence farming is variably developed in the valleys and alpacas, llamas and goats are herded at higher elevations.

The town of San Mateo, with approximately 4,500 inhabitants, is the only population center in the immediate vicinity of the Property and is located along the Central Highway approximately two hours from Lima.

The western cordillera has a long history of mining and exploration, experienced Peruvian labor can be found in many towns including Chosica and San Mateo, the more local mountain village of Huanza (10 kilometers) is also likely to have a ready work force. The Village of Hunaza is supplied with hydroelectricity and is the closest electrical supply to the project area. Electricity pylons, that once carried electricity to the Finlandia mine and mill, stand within the project concessions, power cables however have been removed. Water flows year-round in mountain streams.

The unpaved roads between the Carterra Central Highway and project area cross an operating freight rail road between Lima and La Oroya. The nearest airport to the Peru Properties is Jorge Chavez International Airport in Lima (100 kilometers). A few derelict buildings stand within the concession boundaries, ownership of these buildings is not known.

As an international mining centre Peru (and Lima in-particular) has a good supply of world-class mining and exploration related services including; drilling companies, Toronto Stock Exchange accredited assay laboratories, surveying companies, specialist tool and equipment suppliers.

Operational History

Gold mining in the Lima region of Peru dates back to the early colonial days, when the Spaniards are reported to have mined the polymetallic veins located in the Huanza area.

More recent exploration and mining in the Huanza area started in the mid 1950s. Commercial production from the Nueva Condor mine, which the Altochocha properties surround, commenced in 1956. Based on information published prior to the completion of the Company’s Technical Report, it is reported that from 1956 to 1991, Compania Minera Huampar S.A., produced about 25,000 ounces of gold and about 15 million ounces of silver. 2.5 million tons averaging 1.6 g/t Au, 5.4 oz/ton Ag, 3.8% Pb and 5.0% Zn was reported to have been milled.

The mine, however, was shut down in 1991 due to a terrorist event which destroyed a major power plant, hence stopping part of the power supply to the city of Lima and also to the Altococha mine. Black Tusk has assembled a highly experienced management and consulting team that possesses the necessary skills and in-country experience to realize the full potential of these properties.

Peruvian General Mining Law

According to the General Mining Law of Peru, Validity Fees are payable annually at a cost of US$ 3.00 per hectare and must be paid by the 30th of June. Should payment of Validity Fees not be made for two consecutive years, mining pediments or concessions will be cancelled. After pediments or concessions are held by a party for 6 years annual fees change according to the following framework;

“Holders of mining concessions are obliged to achieve a minimum production equivalent to US$100.00 per hectare per year, within six years following the year in which the respective mining concession title is granted. If this minimum production is not reached, as of the first semester of the 7th year after the concession title has been granted, the holder of the concession should pay a US$ 6.00 penalty per hectare per year. If such minimum production is not obtained until the end of the 11th year after obtaining the concession title, the penalty to be paid as of the 12th year increases to US$ 20.00 per hectare per year.”

Following the same principle established in connection with the validity fee, evidence of compliance with the requested minimum production or investment or, in its defect, payment of the corresponding penalty can only be missed for one year. Non-compliance with any of these possibilities for two consecutive years, results in the cancellation of the mining concession.

No permits are required for exploration work although an affidavit must be signed. An Environmental Impact Assessment (EIA) must be completed prior to any drilling.

Present Condition

On August 31, 2009, a NI 43-101 compliant Technical Report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 was published and filed on SEDAR at www.sedar.com. Readers are encouraged to review the Technical Report in its entirety for more information regarding the present condition of the Peru Properties.

The total cost for the acquisition of the Peru Properties was $1,330,000. During the year ended May 31, 2009, the Company incurred $4,000 of mineral property costs related to the Peru Properties. The Company has made no improvements on the Peru Properties and they contain no physical plant, equipment, or other structures. The Company has neither improved the present condition of, nor undertaken any work on, the Peru Properties aside from road construction.

The Company’s anticipates using diesel generators as the exclusive power source for the Peru Properties.

As of May 31, 2009, the Company is without knowledge of any environmental issues specific to the Peru Properties. The Company intends to undertake an extensive environmental due diligence program on the entire site.

Geological Setting and Deposit Types

On August 31, 2009, a NI 43-101 compliant Technical Report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 was published and filed on SEDAR at www.sedar.com. Readers are encouraged to review the Technical Report in its entirety for more information regarding the geological setting and deposit types at the Peru Properties.

As of May 31, 2009, we have performed very limited exploration and sampling of the Peru Properties. The Technical Report does not contain a mineral resources or mineral reserves estimate for the Peru Properties.

Recommended Program

On August 31, 2009, a NI 43-101 compliant Technical Report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 was published and filed on SEDAR at www.sedar.com. Readers are encouraged to review the Technical Report in its entirety for more information regarding the recommended program for exploration and development of the Peru Properties.

The Technical Report recommends the following program during the Company’s fiscal year ending May 31, 2010:

Satellite Imagery	$25,000
Airborne geophysical survey (500 km @ $200/km)	$100,000
Ground follow-up (geology, soil geochemistry, rock sampling)	$100,000

A drilling decision will be made following a review of results of this initial exploration work.

Capital Expenditures

As of May 31, 2009, the Company is in the exploration phase of its planned operations for the Peru Properties. Consequently, we do not anticipate making any capital expenditures for the fiscal year ending May 31, 2010. The only expenses we anticipate accruing prior to May 31, 2010 are those relating to operations, exploration, and technical review.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange.” Our symbol is “BKTK.”

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

The high and low bid quotations of our common stock on the OTCBB as reported by FINRA were as follows:

FINRA OTC Bulletin Board(1) (stock price data not available prior to March 14, 2008)
Quarter Ended	High	Low
May 31, 2009	$0.30	$0.08
February 28, 2009	$0.12	$0.10
November 30, 2008	$0.16	$0.12
August 31, 2008	$0.25	$0.16

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

Our common shares are issued in registered form. Computershare Trust Company of Canada, 510 Burrard Street, 2nd Floor, Vancouver, British Columbia, Canada V6C 3B9, (604) 661-9400 (phone), (604) 661-9401 (fax) is the registrar and transfer agent for our common shares. On August 29, 2009, the shareholders’ list of our common shares showed 85 registered shareholders and 23,418,576 shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 24, 2009, the Company’s Board of Directors adopted the Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (the “Plan”). The Plan is subject to approval by shareholders at the Company’s next annual meeting.

Pursuant to the Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company. The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 2,500,000. All stock options granted under the Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the Plan. The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2009.

On August 25, 2009, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the grant of 2,000,000 stock options at an exercise price of $0.20 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant. For more information regarding the grants of stock option see “Item 11. Executive Compensation – Outstanding Equity Awards at Fiscal Year End.”

The following summary information is presented for the Plan as of May 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders(1)	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders(1)	2,000,000	$0.20	500,000

(1) The Plan has not been approved by the Company’s shareholders. The Plan is subject to approval by shareholders at the Company’s next annual meeting.

Recent Sales of Unregistered Securities

During the year ended May 31, 2009, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

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

On May 29, 2009, under the terms of the Fee Arrangement Agreement with Dorsey & Whitney LLP, the Company settled its obligations by (i) issuing to a convertible promissory note in the principal amount of $50,000, accruing interest at the rate of 4% per annum, due and payable on the earlier of: (a) January 23, 2012, (b) the Company closes an Acquisition Transaction, as defined in the Fee Arrangement Agreement or (c) the date the Company raises financing of $250,000 or more; and (ii) issuing warrants exercisable until January 23, 2012 to purchase Two Hundred Fifty Thousand (250,000) shares of common stock at an exercise price of $0.20 per share (a price equal to the purchase price the Company issued shares in September 2008), as a debt restructuring fee. The promissory note and warrants were issued to an accredited investor (as defined in Rule 501(a)) in a private placement in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On May 29, 2009, under the terms of the Rodrigo Fee Agreement with Rodrigo, Elías & Medrano Abogados, the Company settled its obligations by (i) issuing to a convertible promissory note in the principal amount of $11,500, accruing interest at the rate of 4% per annum, due and payable on the earlier of: (a) January 23, 2012, (b) the Company closes an Acquisition Transaction, as defined in the Rodrigo Fee Arrangement or (c) the date the Company raises financing of $250,000 or more; and (ii) issuing warrants exercisable until January 23, 2012 to purchase Hundred Fifty Thousand (50,000) shares of common stock at an exercise price of $0.20 per share (a price equal to the purchase price the Company issued shares in September 2008), as a debt restructuring fee. The promissory note and warrants were issued to an accredited investor (as defined in Rule 501(a)) in a private placement in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to its year end, on June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds, in the principal amount of $50,113, used to pay concession fees due on the Company’s principal properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $0.20 per share. The principal amounts and due dates are as follows: $12,500 due on August 31, 2009; $16,000 due on December 31, 2009; $11,613 due on December 31, 2009; and $10,000 due on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 250,000 of the Company’s common shares at an exercise price of $0.20 per share, exercisable until January 23, 2012.

Subsequent to its year end, on July 14, 2009, the Company entered into a fee arrangement agreement with Forstrom Jackson, Barristers and Solicitor to secure $2,881 of professional fees included in accounts payable by issuing a convertible note and issuing 12,500 warrants to purchase common stock at $0.20 per share until January 23, 2012. On July 14, 2009, the Company issued a convertible note with an aggregate principal amount of $2,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closes an Acquisition Transaction, defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange.) or (c) the date the Company raises financing of $250,000 or more.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the period covered by this annual report, neither us nor any of our affiliates repurchased common shares of the Company registered under section 12 of the Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report. See “Cautionary Note Regardingt Forward-Looking Statements” above.

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

Peru Properties

The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and estimates that cash requirements of approximately $575,000 will be required for exploration and administration costs and to fund working capital. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2010. However, we do not have any commitments to fund such costs during the next twelve months. Subsequent to May 31, 2009, we obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes.

We anticipate that we will incur the following expenses over the next 12 months as of May 31, 2010:

(1)

$200,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures;

(2)

$375,000 for expenses related to the technical review and exploration of the Peru Properties, including, but not limited to, satellite imagery, the airborne geophysical survey, and geology, soil geochemistry, and rock sampling.

Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

On August 31, 2009, a NI 43-101 compliant Technical Report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 was published and filed on SEDAR at www.sedar.com. Readers are encouraged to review the Technical Report in its entirety for more information regarding the Peru Properties and the recommended program for exploration and development of the Peru Properties..

Limited Operating History; Need for Additional Capital

In Note 1 to the Company’s audited financial statements as of May 31, 2009, included elsewhere in this Form 10-K, the Company’s auditors included an explanatory paragraph stating that, because the Company had a working capital deficiency of $51,162 as of May 31, 2009, and had incurred accumulated losses of $1,883,491 for the period from August 8, 2005 (inception) to May 31, 2009, there was substantial doubt about its ability to continue as a going concern.

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

The Company will be required to raise funds to complete the technical review of the Peru Properties, to conduct the recommended exploration program on the Peru Properties and for general working capital purposes. Such financing activities could include issuing debt or equity securities in the Company and could result in a dilution of the Company’s existing share capital. The Company can give no assurance that future financing will be available to it on acceptable terms or at all. If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand its operations.

Results of Operations

We did not earn any revenues from May 31, 2008 to May 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $113,134 for the period from May 31, 2008 to May 31, 2009 compared to $1,670,861 for the period from May 31, 2007 to May 31, 2008. These operating expenses included: (a) professional fees in connection with our corporate organization of $53,037 (2008: $141,219); (b) donated office rent of $3,000 (2008: $3,000); (c) donated management services of $6,000 (2008: $6,000); (d) impairment of mineral property costs of $Nil (2008: $1,422,577; and (e) general and administrative costs of $46,097 (2008: $98,065).

We incurred a loss in the amount of $140,776 for the period from May 31, 2008 to May 31, 2009 compared to $1,670,861 for the period from May 31, 2007 to May 31, 2008. Our loss was attributable to organizational costs, professional fees, administrative expenses and property impairment costs.

Liquidity and Capital Resources

There is limited financial information about the Company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

As at May 31, 2009, we had cash of $Nil (2008: $214), a working capital deficit of $51,162 (2008: $103,778) and an accumulated deficit of $1,883,491 (2008: $1,742,715). The decrease in working capital deficit was due to a decrease in accounts payable from $93,292 as at May 31, 2008 to $36,659 as at May 31, 2009 and a decrease in accrued liabilities from $2,781 to $Nil for the same periods.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. We anticipate that we will need $575,000 to fund our capital requirements through May 31, 2010. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2010. However, we do not have any commitments to fund such costs. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. Subsequent to May 31, 2009, we obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s working capital deficiency of $51,162 and accumulated losses of $1,883,491 since inception raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Critical Accounting Policies

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti - dilutive. Shares underlying these securities totalled 607,500 as at May 31, 2009 (Nil – May 31, 2008).

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

Financial Instruments and Fair Value Measures

Effective June 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115,” for financial assets and liabilities. Adoption did not have a material effect on the Company’s results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

The Company’s financial instruments consist principally of bank indebtedness, accounts payable, amounts due to related parties and convertible notes.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Recently Issued Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1 is not expected to have a material impact on the Company’s consolidated financial statements. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Black Tusk Minerals Inc.

(An Exploration Stage Company)

May 31, 2009

Index

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets	25

Consolidated Statements of Operations	26

Consolidated Statements of Cash Flows	27

Consolidated Statement of Stockholders’ Equity (Deficit)	28

Notes to the Consolidated Financial Statements	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Black Tusk Minerals Inc. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended, and accumulated from August 8, 2005 (Date of Inception) to May 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated from August 8, 2005 (Date of Inception) to May 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 28, 2009

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	May 31, 2009 $	May 31, 2008 $

ASSETS
Current Assets
Cash	–	214
Prepaid expenses	81	81

Total Assets	81	295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	149	–
Accounts payable	36,659	93,292
Accrued liabilities	–	2,781
Loan payable (Note 5)	5,000	–
Due to related parties (Note 3)	9,435	8,000

Total Current Liabilities	51,243	104,073

Convertible Notes (Note 6)	39,660	–

Total Liabilities	90,903	104,073

Contingencies (Note 1) Subsequent Events (Note 11) Stockholders’ Deficit
Common Stock, 200,000,000 shares authorized, $0.001 par value 23,418,576 shares issued and outstanding (2008 – 22,406,576 shares)	23,419	22,407

Common Stock Subscribed (Note 7 (c))	2,000	125,750
Additional Paid-in Capital	1,733,500	1,466,030

Donated Capital (Note 3 (a))	33,750	24,750

Deficit Accumulated During the Exploration Stage	(1,883,491)	(1,742,715)

Total Stockholders’ Deficit	(90,822)	(103,778)

Total Liabilities and Stockholders’ Deficit	81	295

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception)	For the Year Ended	For the Year Ended
	to May 31,	May 31,	May 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3 (a))	11,250	3,000	3,000
Donated services (Note 3 (a))	22,500	6,000	6,000
General and administrative	171,790	46,097	98,065
Impairment of mineral property costs (Note 4)	1,430,250	–	1,422,577
Mineral property costs	4,000	4,000	–
Professional fees	216,059	54,037	141,219

Total Operating Expenses	1,855,849	113,134	1,670,861

Loss From Operations	(1,855,849)	(113,134)	(1,670,861)

Other Expenses

Interest on convertible notes (Note 6)	(2,760)	(2,760)	–
Loss on conversion of accounts payable to convertible notes (Note 6)	(24,882)	(24,882)	–

Total Other Expenses	(27,642)	(27,642)	–

Net Loss	(1,883,491)	(140,776)	(1,670,861)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.09)

Weighted Average Shares Outstanding		23,258,000	18,503,000

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception) to May 31, 2009	For the Year Ended May 31, 2009	For the Year Ended May 31, 2008
	$	$	$

Operating Activities
Net loss	(1,883,491)	(140,776)	(1,670,861)
Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral property	1,430,250	–	1,422,577
Loss on conversion of accounts payable to convertible note	24,882	24,882	–
Donated services and expenses	33,750	9,000	9,000
Common stock issued for services	4,000	–	–
Interest on convertible debt	2,760	2,760	–

Changes in operating assets and liabilities:
Prepaid expenses	(81)	–	702
Accounts payable and accrued liabilities	98,159	2,086	89,969
Due to related parties	6,435	1,435	5,000

Net Cash Used in Operating Activities	(283,336)	(100,613)	(143,613)

Investing Activities
Mineral property acquisition costs	(100,250)	–	(92,577)

Net Cash Used in Investing Activities	(100,250)	–	(92,577)

Financing Activities
Bank indebtedness	149	149	–
Proceeds from issuance of common stock	388,437	102,250	110,437
Common stock subscribed	2,000	2,000	125,750
Proceeds from loans	5,000	5,000	–
Share issuance costs	(12,000)	(9,000)	(3,000)

Net Cash Provided by Financing Activities	383,586	100,399	233,187

Decrease In Cash	–	(214)	(3,003)

Cash - Beginning of Period	–	214	3,217

Cash - End of Period	–	–	214

Supplemental Disclosures

Interest paid	200	200	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued for mineral property	1,330,000	–	1,330,000

Settlement of accounts payable for convertible notes	61,500	61,500	–

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from August 8, 2005 (Date of Inception) to May 31, 2009

(Expressed in US dollars)

							Deficit
							Accumulated
			Additional	Stock	Common		During the
			Paid-in	Subscriptions	Stock	Donated	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – August 8, 2005 (Date of Inception)	–	–	–	–	–	–	–	–

August 8, 2005 – common shares issued for cash at $0.0005 per share	9,500,000	9,500	(4,750)	–	–	–	–	4,750

March 24, 2006 – common shares issued for cash at $0.005 per share	7,300,000	7,300	29,200	–	–	–	–	36,500

May 31, 2006 – common shares issued for cash at $0.125 per share	72,000	72	8,928	(250)	–	–	–	8,750

Donated rent and services	–	–	–	–	–	6,750	–	6,750

Net loss for the period	–	–	–	–	–	–	(24,639)	(24,639)

Balance – May 31, 2006	16,872,000	16,872	33,378	(250)	–	6,750	(24,639)	32,111

August 31, 2006 – common shares issued for services at $0.005 per share	800,000	800	3,200	–	–	–	–	4,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(47,215)	(47,215)

Balance – May 31, 2007	17,672,000	17,672	36,578	(250)	–	15,750	(71,854)	(2,104)

September 1, 2007 - common shares issued for cash at $0.15 per share	628,076	628	93,584	–	–	–	–	94,212

Share issuance costs	–	–	(3,000)	–	–	–	–	(3,000)

February 8, 2008 - common shares issued for cash at $0.15 per share	106,500	107	15,868	–	–	–	–	15,975

April 24, 2008 – common shares issued for mineral property at a fair value of $0.133 per share	10,000,000	10,000	1,320,000	–	–	–	–	1,330,000

April 24, 2008 – common shares returned for cancellation (Note 3)	(6,000,000)	(6,000)	3,000	–	–	–	–	(3,000)

Subscriptions received	–	–	–	250	–	–	–	250

Common stock subscribed	–	–	–	–	125,750	–	–	125,750

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(1,670,861)	(1,670,861)

Balance – May 31, 2008	22,406,576	22,407	1,466,030	–	125,750	24,750	(1,742,715)	(103,778)

June 17, 2008 - common shares issued for cash at $0.25 per share	512,000	512	127,488	–	(125,750)	–	–	2,250

September 8, 2008 – common shares issued for cash at $0.20 per share	500,000	500	99,500	–	–	–	–	100,000

Share issuance costs	–	–	(9,000)	–	–	–	–	(9,000)

January 23, 2009 – intrinsic value of beneficial conversion feature on convertible debt (Note 6)	–	–	24,600	–	–	–	–	24,600

January 23, 2009 – fair value of warrants issued	–	–	24,882	–	–	–	–	24,882

Common stock subscribed	–	–	–	–	2,000	–	–	2,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(140,776)	(140,776)

Balance – May 31, 2009	23,418,576	23,419	1,733,500	–	2,000	33,750	(1,883,491)	(90,822)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficiency of $51,162 and has accumulated losses of $1,883,491 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $575,000 will be required, $225,000 for research and studies and $350,000 for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti - dilutive. Shares underlying these securities totalled 607,500 as at May 31, 2009 (Nil – May 31, 2008).

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

h)	Financial Instruments and Fair Value Measures

Effective June 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115,” for financial assets and liabilities. Adoption did not have a material effect on the Company’s results of operations. FAS 159 provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

The Company’s financial instruments consist principally of bank indebtedness, accounts payable, amounts due to related parties and convertible notes.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
i)	Income Taxes

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

k)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1 is not expected to have a material impact on the Company’s consolidated financial statements. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
k)	Recently Issued Accounting Pronouncements (continued)

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)
l)	Recently Adopted Accounting Pronouncements

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

3.	Related Party Transactions and Balances
a)

During the year ended May 31, 2009, the Company recognized a total of $6,000 (2008 - $6,000) for donated services at $500 per month, and $3,000 (2008 - $3,000) for donated rent at $250 per month provided by the President of the Company.

b)	At May 31, 2009, the Company is indebted to a shareholder of the Company for a cash advance of $nil (2008 - $5,000). This amount is unsecured, non-interest bearing and due on demand.
c)

At May 31, 2009, the Company is indebted to a director of the Company for $1,625 (2008 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)

At May 31, 2009, the Company is indebted to the former president of the Company for $1,375 (2008 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

e)

At May 31, 2009, the Company is indebted to the president of the Company for $6,435 (2008 - $nil), representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

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

For the year ended May 31, 2009 the Company recognized an impairment loss of $nil (2008- $1,421,860), as it had not yet been determined whether there are proven or probable reserves on the property. During the year ended May 31, 2009, the Company incurred $4,000 of mineral property costs.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

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

For the year ended May 31, 2009 the Company recognized an impairment loss of $nil (2008- $717), as it had not yet been determined whether the new claim had proven or probable reserves on the property.

On December 31, 2007, the Golden Bear mineral claim located in British Columbia, Canada expired and the Company did not renew the rights to the claim.

5.	Loan Payable

On January 5, 2009, $5,000 was advanced to the Company. This loan is non – interest bearing, unsecured and has no specific terms of repayment.

6.	Convertible Notes

On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20 and warrants to purchase 300,000 shares of the Company’s common stock at $0.20 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at May 31, 2009, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $38,797 and $863, respectively.

In addition, the Company recorded a loss on conversion of accounts payable to convertible debt of $24,882 equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

7.	Common Stock
a)	On June 17, 2008, the Company issued 512,000 shares of common stock at $0.25 per share for gross proceeds of $128,000, of which $125,750 was included in common stock subscribed at May 31, 2008.
b)

On September 8, 2008, the Company completed the offer and sale of 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. In connection with this private placement, the Company incurred $9,000 of share issuance costs.

c)	On March 13, 2009 the company received $2,000 for stock subscriptions at $0.20 per share.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2008	–	–

Issued (Note 6)	300,000	$0.20

Balance – May 31, 2009	300,000	$0.20

9.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has net operating loss carryforwards of approximately $1,822,962 available to offset taxable income in future years which expire beginning in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2009 $	May 31, 2008 $

Net loss before income taxes per financial statements	140,776	1,670,861

Income tax rate	35%	35%

Income tax recovery	(49,271)	(584,801)

Permanent differences	12,271	3,150

Valuation allowance change	37,000	581,651

Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2009 and 2008 are as follows:

	May 31, 2009 $	May 31, 2008 $

Net operating loss carryforward	638,000	601,000

Valuation allowance	(638,000)	(601,000)

Net deferred income tax asset	–	–

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

9.	Income Tax (continued)

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

10	Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Pursuant to SFAS No. 157, the fair value of our cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2009 as follows:

	Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	May 31, 2009
	$	$	$	$

Liabilities:
Bank indebtedness	149	–	–	149
Convertible notes	–	39,660	–	39,660

Total liabilities measured at fair value	149	39,660	–	39,809

We believe that the recorded values of all of our other financial instruments, including accounts payable and amounts due to related parties, approximate their current fair values because of their nature and respective maturity dates or durations.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2009

(Expressed in US dollars)

11.	Subsequent Events
a)

On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds used to pay concession fees due on the Company’s principal mineral properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $0.20 per share. The principal amounts and due dates are as follows: $12,500 due on August 31, 2009; $10,000 on December 31, 2009; $11,613 on December 31, 2009, and $16,000 on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 250,000 common shares of the Company at a price of $0.20 per share until January 23, 2012.

b)

On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20 and 12,500 warrants to purchase common stock of the Company at $0.20 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more.

c)	On August 24, 2009 the Company approved a stock option plan. On August 25, 2009 2,000,000 options were granted at an exercise price of $0.20.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-K for the year ended May 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the President, who is the principal executive officer, and Treasurer, who is the principal financial and accounting officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation the President and the Treasurer have concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. It should be noted that a control system, no matter how well conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2009 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2009 and no material weaknesses were discovered.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) that occurred during the Company’s the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers and Significant Employees

All directors of the Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages (as of May 31, 2009), positions held, and date first elected/appointed, are as follows:

Name	Position	Age	Date First Elected/Appointed
Gavin Roy	President and Director	43	August 9, 2007
Michael McIsaac	Secretary, Treasurer, Director	38	September 10, 2008

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

Michael McIsaac

Mr. McIsaac was appointed as Director, Secretary and Treasurer on September 10, 2008. Mr. McIsaac has been a Chartered Accountant (“CA”) since 1997 and has over 15 years of experience working with public and privately-owned companies. He completed his CA articles with BDO Dunwoody LLP in Vancouver and completed the Institute of Chartered Accountants of British Columbia in-depth taxation courses while working at Walsh King Chartered Accountants, a CA firm specializing in corporate tax. In 2002, Mr. McIsaac joined Pacific Opportunity Capital Ltd. as Manager of Corporate Finance, where he focused on assisting a broad range of private and public companies with financing issues and solutions. In 2003, Mr. McIsaac joined Johnsen Archer LLP, a medium-sized accounting firm in Vancouver, as a corporate partner. From June 2004 to June 2005, Mr. McIsaac also served as the chief financial officer of Fortress Minerals Corp., a Canadian company listed on the TSX and a member of the Lundin Group. On June 30, 2008, Mr. McIsaac left Johnsen Archer LLP and founded The Renaissance Group Chartered Accountants Ltd., where he remains as a partner. Mr. McIsaac received his B.A. in Economics from Simon Fraser University in 1993. He is a member of the Canadian Institute of Chartered Accountants and Institute of Chartered Accountants of British Columbia.

Significant Employees

We have no significant employees besides Gavin Roy and Michael McIsaac.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

NAME AND NATURE OF AFFILIATION	LATE REPORTS	REPORTS NOT FILED
Gavin Roy – President and Director	4	0
Michael McIsaac – Secretary, Treasurer and Director	1	0
Kurt Bordian – former Secretary, Treasurer, and Director	0	0

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics because of its limited size. The Company only has two employees, who also serve as the only two officers and directors, and therefore has not found it necessary to adopt a code of ethics.

Corporate Governance

As of August 29, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate the Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

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

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors as it currently exists. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues from operations to date.

ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid to our Principal Executive Officer and other executives for the fiscal year ended May 31, 2009 is as follows:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gavin Roy, President and Director (former Vice President)	May 31, 2009	NIL	NIL	NIL	(1)	NIL	NIL	(1)	(1)
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	(1)	(1)
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	(1)	(1)
Michael McIsaac, Secretary, Treasurer and Director	May 31, 2009	NIL	NIL	NIL	500,000	NIL	NIL	NIL	NIL
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Kurt Bordian Former Secretary, Treasurer and Director	May 31, 2009	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

(1)

Magellan Management Company, of which Mr. Roy is a principal, has provided administrative and consulting services to the Company. On August 31, 2006, Magellan Management Company acquired 400,000 shares of the Company’s common stock at $0.001 per share for consulting services for one year ending August 31, 2007. On September 12, 2007, the Company increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares and effected a 2-for-1 forward stock split of its issued and outstanding shares of common stock, thus increasing Magellan’s consulting payment to 800,000 shares. Gavin Roy was elected Vice President of the Company on August 9, 2007 and resigned as Vice President on April 24, 2008. Gavin Roy was appointed President and Director of the Company effective April 24, 2008. During the fiscal year ended May 31, 2009, the Company paid $26,528.67 to Magellan Management Company for administrative and consulting services and granted Magellan Management Company 1,000,000 stock options..

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

Other Compensation Information

The Company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended May 31, 2009. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of the Company during our two most recently completed fiscal years ended May 31, 2009 and 2008.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

On August 24, 2009, the Company’s Board of Directors adopted the Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (the “Plan”). The Plan is subject to approval by shareholders at the Company’s next annual meeting.

Pursuant to the Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company. The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 2,500,000. All stock options granted under the Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the Plan. The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2009.

On August 25, 2009, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the following stock option grants at an exercise price of $0.20 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant:

Name	Stock Options	Exercise Price
Magellan Management Company	1,000,000	$0.20
Michael McIsaac	500,000	$0.20
Robert Krause	500,000	$0.20

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of August 29, 2009 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;
•	our named executive officers;
•	our directors; and
•	all of our executive officers and directors as a group.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class*
Directors and Named Executive Officers
Common Stock	Gavin Roy 7425 Arbutus Street Vancouver, BC V6P 5T2	4,110,000 shares directly and indirectly owned by the President (1,160,000 indirectly owned as principal of Magellan Management Company and 2,950,000 directly owned)	17.6%
Common Stock	Michael McIsaac 5530 Baillie Street Vancouver, BC V5Z 3M8	253,333 shares directly owned	1.1%
Directors and Named Executives as a Group		4,363,333	18.6%
5% Shareholders
Common Stock	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	3,436,000 shares directly owned	15%
Common Stock	Matthew Fahey 650 – 1500 W. Georgia St. Vancouver, BC V6G 3A9	1,700,000 shares directly owned	7.3%
Common Stock	Robin Lyman 1322 Devonshire St. Vancouver, BC V6H 2G4	1,700,000 shares directly owned	7.3%

Common Stock	Magellan Management Co. 7425 Arbutus Street Vancouver, BC V6P 5T2	1,160,000 shares directly owned	5%
Common Stock	Leonard Raymond de Melt 810 Malecon Cisneros Miraflores Lima 18, Peru	1,580,000 shares directly owned	6.7%
Common Stock	Stacy de Melt	2,200,000 shares directly owned	9.4%

* Percentages are calculated on a partially diluted basis based on 23,418,576 shares issued and outstanding on August 29, 2009 and shares acquirable by the holder within the next 60 days.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, since the start of the fiscal year ending May 31, 2009, which has materially affected or will materially affect us.

•

During the year ended May 31, 2009, the Company recognized a total of $6,000 (2008 - $6,000) for donated services at $500 per month, and $3,000 (2008 - $3,000) for donated rent at $250 per month provided by the President of the Company.

•	At May 31, 2009, the Company is indebted to a shareholder of the Company for a cash advance of $nil (2008 - $5,000). This amount is unsecured, non-interest bearing and due on demand.
•

At May 31, 2009, the Company is indebted to a director of the Company for $1,625 (2008 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

•

At May 31, 2009, the Company is indebted to the former president of the Company for $1,375 (2008 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

•

At May 31, 2009, the Company is indebted to the president of the Company for $6,435 (2008 - $nil), representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

•

On June 26, 2008, the Company received a cash loan of $4,000 secured by a promissory note, bearing interest at 8% per annum. The note is unsecured and was due on August 26, 2008. The cash loan was repaid on August 8, 2008 and the Company paid interest of $200 on the loan

Other than as set forth above, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, has entered into any agreement with the Company in which any of them is to receive from the Company or provide to the Company anything of value.

Director Independence

We currently act with two directors: Gavin Roy and Michael McIsaac. We have determined that neither Mr. Roy nor Mr. McIsaac is an independent director as defined by Nasdaq Marketplace Rule 5605(a)(2) due to the fact that they are current executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal years ended May 31, 2009 and 2008 and reviews of the consolidated financial statements included in the Company’s Forms 10-K for fiscal years ended May 31, 2009 and 2008 were $16,350 and $15,432 , respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under ‘Audit Fees’ above for fiscal years ended May 31, 2009 and 2008 were $Nil and $Nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal years ended May 31, 2009 and 2008 were $Nil and $Nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal years ended May 31, 2009 and 2008 were $Nil and $Nil, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations

4. Consolidated Statements of Cash Flows

5. Consolidated Statements of Stockholders Equity (Deficit)

6. Notes to the Consolidated Financial Statements

Exhibits

3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on September 28, 2006)
3.2	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007)
3.3	Bylaws (incorporated by reference from our SB-2 filed on September 28, 2006)
10.1	Property Acquisition Agreement, dated August 24, 2006, between Black Tusk Minerals Inc. and George E. Nicholson Limited (incorporated by reference from our SB-2 filed on September 28, 2006)
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

10.5	Fee Arrangement Agreement with Dorsey & Whitney LLP, dated May 29, 2009
10.6	Fee Arrangement Agreement with Rodrigo, Elías & Medrano Abogados, dated May 29, 2009
10.7	Fee Arrangement Agreement with Forstrom Jackson, Barristers and Solicitors, dated July 14, 2009
10.8	Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2009)
23.1	Consent of Glen MacDonald
31.1	Certification of Principal Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial and Accounting Officer filed pursuant filed pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK TUSK MINERALS INC.

August 31, 2009	By:__/s/ Gavin Roy________________________
Gavin Roy, President and Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK TUSK MINERALS INC.

August 31, 2009	By:__/s/ Michael McIsaac_____________________
Michael McIsaac, Secretary, Treasurer and Principal
Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gavin Roy	President, and Director	August 31, 2009
Gavin Roy	(Principal Executive Officer)
/s/ Michael McIsaac	Secretary, Treasurer, and Director	August 31, 2009
Michael McIsaac	(Principal Financial and Accounting Officer)