Form 10-Q
period 2009-08-31
Black Tusk Minerals Inc.
filed 2009-10-20
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-52372

BLACK TUSK MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3366333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7425 Arbutus Street
Vancouver, British Columbia, Canada	V6P 5T2
(Address of principal executive offices)	(Zip Code)

(778) 999-2575

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes         No

Number of common shares outstanding at October 15, 2009:	23,533,576

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1
ITEM 1. Financial Statements	1
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations...	20
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4T. Controls and Procedures	30
PART II. OTHER INFORMATION	30
ITEM 1. Legal Proceedings	30
ITEM 1A. Risk Factors	30
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Submission of Matters to a Vote of Security Holders	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	31
SIGNATURES	32

PART I.    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	August 31, 2009 $	May 31, 2009 $
	(Unaudited)
ASSETS

Current Assets

Cash	9,632	–
Prepaid expenses	81	81

Total Assets	9,713	81

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Bank indebtedness	–	149
Accounts payable	20,078	36,659
Accrued liabilities	12,000	–
Loan payable (Note 5)	–	5,000
Convertible notes (Note 6 (b))	44,224	–
Due to related parties (Note 3)	101,770	9,435

Total Current Liabilities	178,072	51,243

Convertible Notes (Note 6 (a) and (c))	44,688	39,660

Total Liabilities	222,760	90,903

Contingencies (Note 1) Subsequent Events (Note 11) Stockholders’ Deficit
Common Stock, 100,000,000 shares authorized, $0.001 par value 23,418,576 shares issued and outstanding (May 31, 2009 – 23,418,576 shares)	23,419	23,419

Common Stock Subscribed (Note 7 and 11(d))	2,000	2,000

Additional Paid-in Capital	2,202,900	1,733,500

Donated Capital (Note 3)	36,000	33,750

Deficit Accumulated During the Exploration Stage	(2,477,366)	(1,883,491)

Total Stockholders’ Deficit	(213,047)	(90,822)

Total Liabilities and Stockholders’ Deficit	9,713	81

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3)	12,000	750	750
Donated services (Note 3)	24,000	1,500	1,500
General and administrative (Note 8)	661,630	489,840	28,765
Impairment of mineral property costs (Note 4)	1,430,250	–	–
Mineral property costs	68,101	64,101	4,000
Professional fees	245,268	29,209	20,635

Total Operating Expenses	2,441,249	585,400	55,650

Loss From Operations	(2,441,249)	(585,400)	(55,650)

Other Expenses

Interest on convertible notes (Note 6)	(10,357)	(7,597)	–
Loss on conversion of accounts payable to convertible promissory notes (Note 6(c))	(25,760)	(878)	–

Total Other Expenses	(36,117)	(8,475)	–

Net Loss	(2,477,366)	(593,875)	(55,650)

Net Loss Per Share – Basic and Diluted		(0.03)	–

Weighted Average Shares Outstanding		23,419,000	22,824,000

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to August 31, 2009	For the Three Months Ended August 31, 2009	For the Three Months Ended August 31, 2008
	$	$	$

Operating Activities

Net loss	(2,477,366)	(593,875)	(55,650)

Adjustments to reconcile net loss to cash:
Impairment of mineral property	1,430,250	–	–
Loss on conversion of accounts payable to convertible note	25,760	878	–
Donated services and expenses	36,000	2,250	2,250
Common stock issued for services	4,000	–	–
Interest on convertible debt	10,357	7,597	–
Stock – based compensation	457,184	457,184	–

Changes in operating assets and liabilities:
Prepaid expenses	(81)	–	–
Accounts payable and accrued liabilities	96,458	(1,701)	(25,117)
Due to related parties	98,770	92,335	(4,494)

Net Cash Used in Operating Activities	(318,668)	(35,332)	(83,011)

Investing Activities

Mineral property acquisition costs	(100,250)	–	–

Net Cash Used in Investing Activities	(100,250)	–	–

Financing Activities

Bank indebtedness	–	(149)	–
Proceeds from issuance of common stock	262,687	–	2,250
Common stock subscribed	127,750	–	100,000
Proceeds from loans	50,113	45,113	–
Share issuance costs	(12,000)	–	(9,000) (3,000)

Net Cash Provided by Financing Activities	428,550	44,964	93,250

Increase In Cash	9,632	9,632	10,239

Cash - Beginning of Period	–	–	214

Cash - End of Period	9,632	9,632	10,453

Supplemental Disclosures

Interest paid	200	–	200
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	2,881	–
Issuance of convertible notes for mineral property costs	34,113	34,113	–

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficiency of $108,359 and has accumulated losses of $2,477,366 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2009 up through October 16, 2009, the date the Company issued these consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events, other than as disclosed in Note 11.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Peru and estimates that cash requirements of approximately $575,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2009, included in the Company’s Annual Report on Form 10-K filed on September 1, 2009 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2009 and May 31, 2009, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2009 and August 31, 2008. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

2.	Summary of Significant Accounting Policies (continued
c)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of its mineral properties, valuation of donated capital, stock – based compensation and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totalled 3,133,064 as at August 31, 2009 (May 31, 2009 – 607,500).

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

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

i)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts owed to related parties and convertible notes.

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

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

2.	Summary of Significant Accounting Policies (continued)
l)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

2.	Summary of Significant Accounting Policies (continued)
l)	Recently Issued Accounting Pronouncements

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s future consolidated financial statements.

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

The adoption of these FSPs did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SAB 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

3.	Related Party Transactions and Balances
a)

During the period ended August 31, 2009, the Company recognized a total of $1,500 (August 31, 2008 - $1,500) for donated services at $500 per month, and $750 (August 31, 2008 - $750) for donated rent at $250 per month provided by the president of the Company.

b)

At August 31, 2009, the Company is indebted to a director of the Company for $1,625 (May 31, 2009 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

c)

At August 31, 2009, the Company is indebted to the former president of the Company for $1,375 (May 31, 2009 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)

At August 31, 2009, the Company is indebted to a company owned by the president of the Company for $98,770 (May 31, 2009 - $6,435), representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

e)	At August 31, 2009, the Company is indebted to a director of the Company for $11,613 (May 31, 2009 - $nil) for a convertible note issued under the terms described in Note 6(b).

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

4.	Mineral Properties

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

During the three months ended August 31, 2009, the Company incurred $64,101 (August 31, 2008 - $4,000) of mineral property costs.

5.	Loan Payable

On January 5, 2009, $5,000 was advanced to the Company. This loan is non – interest bearing, unsecured and has no specific terms of repayment. On June 26, 2009, a further $5,000 was advanced to the Company and the loan was secured with a convertible note. See Note 6 (b).

6.	Convertible Promissory Notes
a)

On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20 and warrants to purchase 300,000 shares of the Company’s common stock at $0.20 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at August 31, 2009, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $40,309 and $1,483, respectively.

In addition, the Company recorded a loss on conversion of accounts payable to convertible debt of $24,882 equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

6.	Convertible Promissory Notes (continued)
b)

On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds used to pay concession fees due on the Company’s principal mineral properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $0.20 per share. The principal amounts and due dates are as follows: $12,500 due on September 26, 2009; $10,000 on December 31, 2009; $11,613 on December 31, 2009, and $16,000 on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 250,000 common shares of the Company at a price of $0.20 per share until January 23, 2012. On August 31, 2009, the maturity date of the $12,500 convertible note was amended from August 31, 2009 to September 26, 2009. The notes are due on the earlier of (a) the specified due date, (b) the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange.) or (c) the date the Company raises financing of $250,000 or more. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company determined that there was no intrinsic value or beneficial conversion feature on the convertible notes. As a result, the Company recorded discounts equal to the relative fair value of the detachable warrants of $11,338 as additional paid-in capital and reduced the carrying value of the convertible notes to $38,775. The carrying values of the convertible notes are to be accreted over the term of the convertible notes up to their face value of $50,113. As at August 31, 2009, the carrying value of the convertible notes and accrued convertible interest payable thereon were $43,318 and $906, respectively.

c)

On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20 and 14,400 warrants to purchase common stock of the Company at $0.20 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at August 31, 2009, the carrying value of the convertible note and accrued convertible interest payable thereon were $2,881 and $15, respectively.

In addition, the Company recorded a loss on conversion of accounts payable to convertible note of $878 equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

7.	Common Stock

On March 13, 2009, the Company received stock subscriptions of $2,000 for the issue of 10,000 shares of common stock at $0.20 per share. See Note 11 (d).

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

8.	Stock Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the Plan). Pursuant to the Plan, the Company may grant up to a total of 2,500,000 stock options for the performance of services relating to the operation, development and growth of the Company. At August 31, 2009, the Company had 500,000 shares of common stock available to be issued under the Plan.

On August 25, 2009, pursuant to the Plan, the Company granted 2,000,000 stock options with immediate vesting to directors, officers, employees and consultants to acquire 2,000,000 common shares at an exercise price of $0.20 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $457,184, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended August 31, 2009 was $0.23 per share.

The weighted average assumptions used are as follows:

Three Months Ended August 31, 2009

Expected dividend yield	0%
Risk-free interest rate	3.45%
Expected volatility	168%
Expected option life (in years)	10

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weigthted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2009	–	–
Granted	2,000,000	0.20

Outstanding, August 31, 2009	2,000,000	0.20	9.99	20,000

Exercisable, August 31, 2009	2,000,000	0.20	9.99	20,000

9.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2009	300,000	$0.20

Issued	264,400	$0.20

Balance – August 31, 2009	564,400	$0.20

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

10.	Fair Value Measurements

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

Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of August 31, 2009 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	August 31, 2009
	$	$	$	$

Assets:
Cash	9,632	–	–	9,632

We believe that the recorded values of all of our other financial instruments including accounts payable, convertible notes and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

11.	Subsequent Events
a)	On September 2, 2009, the Company issued 100,000 stock options for consulting services exercisable at a price of $0.22 per common share for 10 years.
b)	On September 7, 2009, the Company issued 100,000 stock options for consulting services exercisable at a price of $0.20 per common share for 10 years.
c)	On September 9, 2009, the $16,000 convertible note was converted into 80,000 common shares at a conversion price of $0.20 per share. See Note 6 (b).
d)

On September 11, 2009, the Company issued 115,000 common shares at $0.20 per share for gross proceeds of $23,000, of which $2,000 was included in common stock subscribed at August 31, 2009. See Note 7.

e)	As of the date of these financial statements the convertible note due on September 26, 2009 has not been repaid. See Note 6(b).

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, and unless otherwise indicated, the terms “we,” “us,” “our,” “Black Tusk” and the “Company” refer to Black Tusk Minerals Inc. All dollar amounts in this annual report are expressed in U.S. dollars unless otherwise indicated.

Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of such risks and uncertainties, see the heading “Risk Factors” in our annual report on Form 10-K for our fiscal year ended May 31, 2009, filed with the SEC on September 1, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this quarterly report on Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

Company Overview

We were incorporated on August 8, 2005 under the laws of the state of Nevada. Our principal offices are located in Vancouver, British Columbia, Canada. Our corporate address is 7425 Arbutus Street, Vancouver, British Columbia V6P 5T2, our telephone number is (778) 999-2575, and our website address is www.blacktuskminerals.com.

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

On April 24, 2008 (the “Closing Date”), we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. All of the Peru Properties have been registered with the appropriate Peruvian registries, except for the properties designated “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3” and “Black Tusk 4.” We hope to complete the registration of these properties as soon as possible.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the three months ended August 31, 2009	For the three months ended August 31, 2008

Revenue	$0	$0
Expenses	$573,400	$55,650
Net Income (Loss)	$(581,875)	$(55,650)
Net Income (Loss) per Common share*	$(0.02)	$-
Weighted Average Number of Common Shares Outstanding	23,419,000	22,824,000

*  Basic and diluted

BALANCE SHEET DATA	At August 31, 2009	At May 31, 2009

Working Capital (Deficiency)	$(156,359)	$(51,162)
Total Assets	$9,713	$81
Accumulated Deficit	$(2,465,366)	$(1,883,491)
Shareholders’ Equity (Deficit)	$(201,047)	$(90,822)

Our historical results of operations may differ materially from our future results.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors See the heading “Forward-Looking Statements” above.

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

Peru Properties

Our business strategy to date has been focused on acquiring and developing advanced stage and past producing properties throughout the Americas. To that end, in 2008, we acquired the Peru Properties. Our objective is to increase value of our shares through the exploration, development and extraction of mineral deposits, beginning with the Peru Properties. The development and extraction may be performed by us or may be performed by potential partners or independent contractors.

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

The Technical Report recommends a program during the Company’s fiscal year ending May 31, 2010 of $225,000 to include satellite imagery, an airborne geophysical survey and a ground follow-up geology, soil geochemistry and rock sampling program. A drilling decision will be made following a review of results of this initial exploration work.

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Technical Report. We estimate that cash requirements of approximately $575,000 will be required for exploration and administration costs and to fund working capital during the next twelve months. We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through August 31, 2010. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

During our fiscal quarter ended August 31, 2009, we obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes. Subsequent to our fiscal quarter ended August 31, 2009, we obtained proceeds in the amount of $23,000 through a non-brokered private placement of common shares.

Results of Operations

We did not earn any revenues for the three months ended August 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $585,400 for the three months ended August 31, 2009 compared to $55,650 for the three months ended August 31, 2008. Operating expenses for the period ended August 31, 2009 included: (a) professional fees of $29,209 ($20,635 for the same period in 2008) (b) donated office rent of $750 ($750 for the same period in 2008); (c) donated management services of $1,500 ($1,500 for the same period in 2008); (d) mineral property costs of $64,101 ($4,000 for the same period in 2008); and (e) general and administrative costs of $489,840 ($28,765 for the same period in 2008). The increase of $529,750 in operating expenses for the three months ended August 31, 2009 compared to August 31, 2008 is primarily the result of an increase in mineral property costs and general and administrative costs due primarily to the recording of stock-based compensation for vested options of $457,184, as general and administrative expense.

We incurred a loss in the amount of $593,875 for the three months ended August 31, 2009, compared to $55,650 for the three months ended August 31, 2008. Our increased loss was primarily attributable to general and administrative costs, mineral property costs, and interest on convertible notes.

Liquidity and Capital Resources

As at August 31, 2009, the Company had current assets of $9,713, consisting of cash, of $9,632 and prepaid expenses of $81, and current liabilities of $178,072. The current liabilities consist of accounts payable ($20,078), accrued liabilities ($12,000), convertible notes ($44,224) and amounts due to related parties ($101,770). As of the Company’s year ended May 31, 2009, the Company had current assets of $81 and current liabilities of $51,243. The increase in current assets at August 31, 2009 compared to May 31, 2009 is the result of an increase in cash due to the convertible debt financing on June 26, 2009. The increase in current liabilities between these two periods is primarily the result of the issuance of convertible notes and an increase in amounts due to related parties primarily resulting from the indebtedness of the Company to a company owned by the president of the Company of $98,770 at August 31, 2009 compared to $6,435 at May 31, 2009, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

On June 26, 2009, the Company issued four convertible notes. Subsequent to our quarter ended August 31, 2009, one of these notes was converted into common shares of the Company. Of the remaining three notes currently outstanding, one, in the aggregate amount of $12,500 plus interest, was due and payable on September 26, 2009 and is currently in default. The other two notes, in the aggregate amount of $21,613 plus interest, are due and payable on December 31, 2009. The Company currently does not have sufficient cash to repay these notes and will need to raise additional capital to do so.

As at August 31, 2009, the Company had a working capital deficit of $108,359, compared to a deficit of $51,162 as at May 31, 2009. We estimate that cash requirements of approximately $575,000 will be required for exploration and administration costs, to repay convertible notes and to fund working capital during the next twelve months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at August 31, 2009, we had a cumulative deficit of $2,477,366 compared to $1,883,491 as at May 31, 2009. We expect to incur further losses during the remainder of our fiscal year ending May 31, 2010.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional cash beyond our current $575,000 estimate during the next twelve months.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the Company has never generated revenues, has incurred net loss of $593,875 for the period ended August 31, 2009 and has an accumulated deficit of $2,477,366 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the SEC’s Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2009, included in the Company’s Annual Report on Form 10-K filed on September 1, 2009 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2009 and May 31, 2009, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2009 and August 31, 2008. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of its mineral properties, valuation of donated capital, stock – based compensation and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totalled 3,133,064 as at August 31, 2009 (May 31, 2009 – 607,500).

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts owed to related parties and convertible notes.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s future consolidated financial statements.

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

The adoption of these FSPs did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SAB 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended August 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and CFO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds, in the principal amount of $50,113, used to pay concession fees due on the Company’s principal properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $0.20 per share. The principal amounts and due dates are as follows: $12,500 due on September 26, 2009, currently in default; $16,000 due on December 31, 2009; $11,613 due on December 31, 2009; and $10,000 due on December 31, 2009. On August 31, 2009, the maturity date of the $12,500 convertible note was amended from August 31, 2009 to September 26, 2009 and is currently in default. On September 9, 2009, the holder of the convertible note in the aggregate amount of $16,000, converted the note into 80,000 common shares of the Company. In conjunction with the convertible notes, the Company issued warrants to purchase 250,000 of the Company’s common shares at an exercise price of $0.20 per share, exercisable until January 23, 2012.

On July 14, 2009, the Company entered into a fee arrangement agreement with Forstrom Jackson, Barristers and Solicitor to secure $2,881 of professional fees included in accounts payable by issuing a convertible note and issuing 14,400 warrants to purchase common stock at $0.20 per share until January 23,

2012. On July 14, 2009, the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closes an Acquisition Transaction, defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange.) or (c) the date the Company raises financing of $250,000 or more.

Subsequent to the Company’s fiscal quarter ended August 31, 2009, on September 9, 2009, the holder of the convertible note in the principal amount of $16,000 converted the note into 80,000 common shares of the Company at a conversion price of $0.20 per share.

Subsequent to the Company’s fiscal quarter ended August 31, 2009, on September 11, 2009, the Company completed the offer and sale of 115,000 common shares, par value $0.001 per share, of the Company, at a price of $0.20 per share for aggregate gross proceeds of $23,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds will be used for working capital purposes, the recommended exploration program and general expenses.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK TUSK MINERALS INC.

Dated: October 20, 2009	By: /s/ Gavin Roy
Gavin Roy, President
(Principal Executive Officer)

BLACK TUSK MINERALS INC.

Dated: October 20, 2009	By: /s/ Michael McIsaac
Michael McIsaac, Secretary and Treasurer
(Principal Financial and Accounting Officer)