Form 10-K/A
period 2009-05-31
Black Tusk Minerals Inc.
filed 2009-10-29
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐     No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No  ☒

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

The number of shares of the Registrant’s Common Stock outstanding as of October 28, 2009 was 23,613,576.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Black Tusk Minerals Inc. (the “Registrant”) to amend the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on September 1, 2009 (the “Original Report”) to revise the certifications, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 32.1 and 32.2 to the Original Report.

Aside from the foregoing revisions, this Amendment has not updated or amended events or information subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Registrant’s other filings made with the SEC.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial and Accounting Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK TUSK MINERALS INC.

October 29, 2009	By: /s/ Gavin Roy________________________
Gavin Roy, President and Principal Executive Officer