Form 10-Q
period 2009-11-30
Black Tusk Minerals Inc.
filed 2010-01-14
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _____________

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes    No

Number of common shares outstanding at January 13, 2010:  23,594,631

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1
ITEM 1. Financial Statements	1
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations...	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4T. Controls and Procedures

PART II. OTHER INFORMATION	21
ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults Upon Senior Securities	21
ITEM 4. Submission of Matters to a Vote of Security Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	21
SIGNATURES	22

PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	November 30, 2009 $	May 31, 2009 $
	(Unaudited)

ASSETS
Current Assets
Cash	49	–
Prepaid expenses	107	81

Total Assets	156	81

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	–	149
Accounts payable	55,569	36,659
Accrued liabilities	3,814	–
Loan payable (Note 5)	–	5,000
Convertible notes (Notes 3 (e) and 6 (b))	34,946	–
Due to related parties (Note 3)	111,821	9,435

Total Current Liabilities	206,150	51,243

Convertible Notes (Note 6 (a) and (c))	46,939	39,660

Total Liabilities	253,089	90,903

Contingencies (Note 1) Stockholders’ Deficit
Common Stock, 100,000,000 shares authorized, $0.001 par value 23,533,576 shares issued and outstanding (May 31, 2009 – 23,418,576 shares)	23,534	23,419
Common Stock Subscribed (Note 7)	–	2,000

Additional Paid-in Capital	2,264,206	1,733,500

Donated Capital (Note 3)	38,250	33,750

Deficit Accumulated During the Exploration Stage	(2,578,923)	(1,883,491)

Total Stockholders’ Deficit	(252,933)	(90,822)

Total Liabilities and Stockholders’ Deficit	156	81

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3)	12,750	750	750	1,500	1,500
Donated services (Note 3)	25,500	1,500	1,500	3,000	3,000
General and administrative (Note 8)	715,215	53,585	2,075	543,425	30,840
Impairment of mineral property costs (Note 4)	1,430,250	–	–	–	–
Mineral property costs	68,101	–	–	64,101	4,000
Professional fees	284,315	39,047	16,861	68,256	37,496

Total Operating Expenses	2,536,131	94,882	21,186	680,282	76,836

Loss From Operations	(2,536,131)	(94,882)	(21,186)	(680,282)	(76,836)

Other Expenses

Interest on convertible notes (Note 6)	(17,032)	(6,675)	–	(14,272)	–
Loss on conversion of accounts payable to convertible promissory notes (Note 6 (c))	(25,760)	–	–	(878)	–

Total Other Expenses	(42,792)	(6,675)	–	(15,150)	–

Net Loss	(2,578,923)	(101,557)	(21,186)	(695,432)	(76,836)

Net Loss Per Share – Basic and Diluted		–	–	(0.03)	–

Weighted Average Shares Outstanding		23,520,000	23,375,000	23,469,000	23,098,000

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to November 30, 2009	For the Six Months Ended November 30, 2009	For the Six Months Ended November 30, 2008
	$	$	$

Operating Activities

Net loss	(2,578,923)	(695,432)	(76,836)

Adjustments to reconcile net loss to cash:
Impairment of mineral property	1,430,250	–	–
Loss on conversion of accounts payable to convertible note	25,760	878	–
Donated services and rent	38,250	4,500	4,500
Common stock issued for services	4,000	–	–
Accretion of convertible debt	17,032	14,272	–
Stock – based compensation	497,903	497,903	–

Changes in operating assets and liabilities:
Prepaid expenses	(107)	(26)	–
Accounts payable and accrued liabilities	123,763	25,604	(16,761)
Due to related parties	106,271	99,836	(4,314)

Net Cash Used in Operating Activities	(335,801)	(52,465)	(93,411)

Investing Activities
Mineral property acquisition costs	(100,250)	–	–

Net Cash Used in Investing Activities	(100,250)	–	–

Financing Activities
Bank indebtedness	–	(149)	–
Proceeds from issuance of common stock	267,687	5,000	102,250
Common stock subscribed	127,750	–	–
Proceeds from loans	50,113	45,113	–
Share issuance costs	(12,000)	–	(9,000)
Advance from related party	5,550	5,550	–
Repayment of advance to related party	(3,000)	(3,000)	–

Net Cash Provided by Financing Activities	436,100	52,514	93,250

Increase (Decrease) In Cash	49	49	(161)

Cash - Beginning of Period	–	–	214

Cash - End of Period	49	49	53
Supplemental Disclosures
Interest paid	200	–	200
Income tax paid	–	–	–

Non-cash Investing and Financing Activities
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	2,881	–
Issuance of convertible notes for mineral property costs	34,113	34,113	–

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

1.	Nature of Business and Continuance of Operations

Black Tusk Minerals Inc. (the “Company”) was incorporated in the State of Nevada on August 8, 2005. Effective September 21, 2007, the Company incorporated a wholly-owned Peruvian subsidiary, Black Tusk Minerals Peru SAC. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficiency of $205,994 and has accumulated losses of $2,578,923 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2009 and May 31, 2009, and the consolidated results of its operations and consolidated cash flows for the three and six months ended November 30, 2009 and November 30, 2008. The results of operations for the three and six months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

2.	Summary of Significant Accounting Policies (continued)
c)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of its mineral properties, valuation of donated capital, stock-based compensation and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 3,256,864 as at November 30, 2009 (May 31, 2009 – 607,500).

e)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

2.	Summary of Significant Accounting Policies (continued)
h)	Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

i)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts owed to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

2.	Summary of Significant Accounting Policies (continued)
l)	Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions and Balances
a)

During the six-month period ended November 30, 2009, the Company recognized a total of $3,000 (2008 - $3,000) for donated services at $500 per month, and $1,500 (2008 - $1,500) for donated rent at $250 per month provided by the president of the Company.

b)

At November 30, 2009, the Company is indebted to a director of the Company for $1,625 (May 31, 2009 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

c)

At November 30, 2009, the Company is indebted to the former president of the Company for $1,375 (May 31, 2009 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)

At November 30, 2009, the Company is indebted to a company owned by the president of the Company for $108,821 (May 31, 2009 - $6,435), of which $106,821 (May 31, 2009 - $6,435) represents expenses paid on behalf of the Company and $2,000 (May 31, 2009 - $nil) represents net cash advances provided to the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

e)	At November 30, 2009, the Company is indebted to a director of the Company for $11,613 (May 31, 2009 - $nil) for a convertible note issued under terms described in Note 6 (b).
4.	Mineral Properties

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company issued an aggregate of 10,000,000 common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. On April 24, 2008, the Company issued the 10,000,000 common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and has spent $41,860 on road building.

During the six months ended November 30, 2009, the Company incurred $64,101 (November 30, 2008 - $4,000) of mineral property costs.

5.	Loan Payable

On January 5, 2009, $5,000 was advanced to the Company. This loan was non – interest bearing, unsecured and has no specific terms of repayment. On June 26, 2009, a further $5,000 was advanced to the Company and the loan was exchanged for a convertible note. See Note 6 (b).

6.	Convertible Promissory Notes
a)

On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20 and warrants to purchase 300,000 shares of the Company’s common stock at $0.20 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at November 30, 2009, the carrying values of the convertible notes and accrued convertible interest payable thereon were $41,918 and $2,096, respectively.

During the year ended May 31, 2009, the Company recorded a loss on conversion of accounts payable to convertible debt of $24,882 equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

b)

On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds used to pay concession fees due on the Company’s principal mineral properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $0.20 per share. The principal amounts and due dates are as follows: $12,500 due on September 26, 2009 and $37,613 on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 250,000 common shares of the Company at a price of $0.20 per share until January 23, 2012. On August 31, 2009, the maturity date of the $12,500 convertible note was amended from August 31, 2009 to September 26, 2009. The notes are due on the earlier of (a) the specified due date, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company determined that there was no intrinsic value or beneficial conversion feature on the convertible notes. As a result, the Company recorded discounts equal to the relative fair value of the detachable warrants of $11,338 as additional paid-in capital and reduced the carrying value of the convertible notes to $38,775. The carrying values of the convertible notes are accreted over the term of the convertible notes up to their face value of $50,113.

On September 11, 2009, the Company issued 80,000 shares of common stock upon the conversion of a note in the principal amount of $16,000 and recorded the unamortized discount of $2,298 to additional paid-in capital. As at November 30, 2009, the carrying value of the outstanding convertible notes and accrued convertible interest payable thereon were $33,141 and $1,805, respectively.

6.	Convertible Promissory Notes (continued)
c)

On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.20 and 14,400 warrants to purchase common stock of the Company at $0.20 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at November 30, 2009, the carrying value of the convertible note and accrued convertible interest payable thereon were $2,881 and $44, respectively.

During the six-month period ended November 30, 2009, the Company recorded a loss on conversion of accounts payable to convertible note of $878 equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

7.	Common Stock
a)

On September 11, 2009, the $16,000 convertible note was converted into 80,000 common shares at a conversion price of $0.20 per share. The balance of the unamortized discount of $2,298 was included in additional paid-in capital. See Note 6 (b).

b)	On September 11, 2009, the Company issued 35,000 common shares at $0.20 per share for gross proceeds of $7,000, of which $2,000 was included in common stock subscribed at May 31, 2009.

8.	Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “Plan”). Pursuant to the Plan, the Company may grant up to a total of 2,500,000 stock options for the performance of services relating to the operation, development and growth of the Company. At November 30, 2009, the Company had 300,000 shares of common stock available to be issued under the Plan.

On August 25, 2009, pursuant to the Plan, the Company granted 2,000,000 stock options with immediate vesting to directors, officers, employees and consultants to acquire 2,000,000 common shares at an exercise price of $0.20 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $457,184, as general and administrative expense.

On September 1, 2009, pursuant to the Plan, the Company granted 100,000 stock options with immediate vesting to consultants to acquire 100,000 common shares at an exercise price of $0.22 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $21,851, as general and administrative expense.

On September 7, 2009, pursuant to the Plan, the Company granted 100,000 stock options with immediate vesting to consultants to acquire 100,000 common shares at an exercise price of $0.20 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $18,868, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended November 30, 2009 was $0.23 per share.

8.	Stock Based Compensation (continued)

The weighted average assumptions used are as follows:

Six Months Ended November 30, 2009

Expected dividend yield	0%
Risk-free interest rate	3.45%
Expected volatility	168%
Expected option life (in years)	10

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weigthted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2009	–	–
Granted	2,200,000	0.20

Outstanding, November 30, 2009	2,200,000	0.20	9.74	–

Exercisable, November 30, 2009	2,200,000	0.20	9.74	–

9.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2009	300,000	$0.20

Issued	264,400	$0.20

Balance – November 30, 2009	564,400	$0.20

10.	Fair Value Measurements

ASC 825 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applies to assets or liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

10.	Fair Value Measurements (continued)

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Convertible notes are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of November 30, 2009 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	November 30, 2009
	$	$	$	$

Assets:
Cash	49	–	–	49
Liabilities
Convertible notes	–	81,885	–	81,885

We believe that the recorded values of all of our other financial instruments including accounts payable, and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

11.	Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through January 14, 2010, the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events, except as disclosed below.

a)	On December 31, 2009, the Company made principal and interest payments of $10,000 and $515, respectively, on the $10,000 convertible note issued on June 26, 2009. See Note 6 (b).
b)	On December 31, 2009, the Company made principal and interest payments of $12,500 and $644, respectively, on the $12,500 convertible note issued on June 26, 2009. See Note 6 (b).
c)	On December 31, 2009, the $11,613 convertible note issued on June 26, 2009 and accrued interest of $598 was converted into 61,055 shares of common stock at $0.20 per share. See Note 6 (b).
d)

On January 4, 2010, the Company granted 300,000 fully vested stock options to acquire 300,000 common shares at an exercise price of $0.20 per share for 10 years to a company owned by the President of the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, and unless otherwise indicated, the terms “we,” “us,” “our,” “Black Tusk” and the “Company” refer to Black Tusk Minerals Inc. All dollar amounts in this quarterly report on Form 10-Q are expressed in U.S. dollars unless otherwise indicated.

Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report on Form 10-Q. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

We qualify all the forward-looking statements contained in this quarterly report on Form 10-Q by the foregoing cautionary statements.

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

On August 13, 2007, we entered into a term sheet with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima (the “Peru Properties”) owned by Ms Lamilla.

On December 5, 2007, we entered into a master purchase agreement with Black Tusk Peru, a Peruvian corporation and our newly-formed subsidiary, Leonard Raymond De Melt, and Marlene Ore Lamilla (the “Master Purchase Agreement”), pursuant to which we agreed to issue an aggregate of 10,000,000 common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Ms. Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

Concurrently with the execution of the Master Purchase Agreement, Ms. Lamilla and Black Tusk Peru entered into a mining concessions and claims transfer agreement, dated as of December 5, 2007 (the “Peru Transfer Agreement”), to govern the transfer and registration of the Peru Properties under Peruvian law.

On April 24, 2008 (the “Closing Date”), we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. All of the Peru Properties have been registered with the appropriate Peruvian registries, except for the properties designated “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3,” “Black Tusk 4” and “Altococha Mine.” We hope to complete the registration of these properties as soon as possible.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the six months ended November 30, 2009	For the six months ended November 30, 2008

Revenue	$0	$0
Operating Expenses	$680,282	$76,836
Net Income (Loss)	$(695,432)	$(76,836)
Net Income (Loss) per Common share*	$(0.03)	$-
Weighted Average Number of Common Shares Outstanding	23,469,000	23,098,000

*  Basic and diluted

BALANCE SHEET DATA	At November 30, 2009	At May 31, 2009

Working Capital (Deficiency)	$(205,994)	$(51,162)
Total Assets	$156	$81
Accumulated Deficit	$(2,578,923)	$(1,883,491)
Shareholders’ Equity (Deficit)	$(252,933)	$(90,822)

Our historical results of operations may differ materially from our future results.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors See the heading “Forward-Looking Statements” above.

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

In order to maintain the GOLDEN BEAR claim in good standing, we were required to make minimal expenditures on the claim or pay renewal fees to the B.C. Ministry of Energy and Mines. Pursuant to 35(1) of the Mineral Tenure Act, a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. On December 31, 2007, the Company allowed the GOLDEN BEAR claim to lapse.

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

On August 31, 2009, a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 (the “Technical Report”) was published and filed on SEDAR at www.sedar.com. The report was prepared and authored by Glen MacDonald P.Geo., a “qualified person” as defined in NI 43-101, at the request of Robert Krause, a mineral geologist for the Company. The Technical Report is based on information collected by Mr. MacDonald during a site visit to the Peru Properties performed in August 2009, information provided to Mr. MacDonald by the Company, and other information obtained by Mr. MacDonald from sources within the public domain. Readers are encouraged to review the Technical Report in its entirety for more information regarding the Peru Properties.

The Technical Report recommends an exploration program on the Peru Properties during the Company’s fiscal year ending May 31, 2010 at a cost of $225,000, which includes satellite imagery, an airborne geophysical survey and a ground follow-up geology, soil geochemistry and rock sampling program. A drilling decision will be made following a review of results of this initial exploration work.

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Technical Report. We estimate that cash requirements of approximately $575,000 will be required for exploration, administration costs and to fund working capital during the next twelve months. We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through November 30, 2010. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

During our fiscal quarter ended November 30, 2009, we obtained proceeds in the amount of $7,000 through a non-brokered private placement of common shares.

Results of Operations

Three-month period ended November 30, 2009 compared to three-month period ended November 30, 2008

We did not earn any revenues for the three months ended November 30, 2009 have not earned any revenue to date. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $94,822 for the three months ended November 30, 2009 compared to $21,186 for the three months ended November 30, 2008. Operating expenses for the three month period ended November 30, 2009 included: (a) professional fees of $39,047 ($16,861 for the same period in 2008) (b) donated office rent of $750 ($750 for the same period in 2008); (c) donated management services of $1,500 ($1,500 for the same period in 2008); (d) mineral property costs of $0 ($0 for the same period on 2008);and (e) general and administrative costs of $53,585 ($2,075 for the same period in 2008). The increase of $73,696 in operating expenses for the three months ended November 30, 2009 compared to November 30, 2008 is primarily the result of an increase in professional fees and general and administrative costs due primarily to the recording of stock-based compensation for vested options of $40,719, as general and administrative expense.

We incurred a net loss in the amount of $101,557 for the three months ended November 30, 2009, compared to $21,186 for the three months ended November 30, 2008. Our increased loss was primarily attributable to professional fees and general and administrative costs.

Six-month period ended November 30, 2009 compared to six-month period ended November 30, 2008

We incurred operating expenses in the amount of $680,282 for the six months ended November 30, 2009 compared to $76,836 for the six months ended November 30, 2008. Operating expenses for the six month period ended November 30, 2009 included: (a) professional fees of $68,256 ($37,496 for the same period in 2008) (b) donated office rent of $1,500 ($1,500 for the same period in 2008); (c) donated management services of $3,000 ($3,000 for the same period in 2008); (d) mineral property costs of $64,101 ($4,000 for the same period on 2008); and (e) general and administrative costs of $543,425 ($30,840 for the same period in 2008). The increase of $603,446 in operating expenses for the six months ended November 30, 2009 compared to November 30, 2008 is primarily the result of an increase in professional fees, mineral property costs and general and administrative costs due primarily to the recording of stock-based compensation for vested options of $497,903, as general and administrative expense.

We incurred a net loss in the amount of $695,432 for the six months ended November 30, 2009, compared to $76,836 for the six months ended November 30, 2008. Our increased loss was primarily attributable to professional fees, mineral property costs and general and administrative costs.

Liquidity and Capital Resources

As at November 30, 2009, the Company had current assets of $156, consisting of cash of $49 and prepaid expenses of $107, and current liabilities of $206,150. The current liabilities consist of accounts payable ($55,569), convertible notes ($34,946), accrued liabilities ($3,814) and amounts due to related parties ($111,821). As of the Company’s year ended May 31, 2009, the Company had current assets of $81 and current liabilities of $51,243. The increase in current liabilities between these two periods is primarily the result of the issuance of convertible notes and an increase in amounts due to related parties primarily resulting from the indebtedness of the Company to a company owned by the president of the Company of $108,821 at November 30, 2009 compared to $6,435 at May 31, 2009, representing expenses paid on behalf of the Company and advances provided to the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

On June 26, 2009, the Company issued four convertible notes in the principal amount of $50,113. On September 11, 2009, the note in the principal amount of $16,000 was converted into common shares of the Company. Subsequent to the Company’s fiscal quarter ended November 30, 2009, on December 31, 2009, the Company made principal and interest payments on the notes in the principal amounts of $10,000 and $12,500, and the note in the principal amount of $11,613 was converted into common shares of the Company.

As at November 30, 2009, the Company had a working capital deficit of $205,994, compared to a deficit of $51,162 as at May 31, 2009. We estimate that cash requirements of approximately $575,000 will be required for exploration and administration costs, to repay convertible notes and to fund working capital during the next twelve months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at November 30, 2009, we had a cumulative deficit of $2,578,923 compared to $1,883,491 as at May 31, 2009. We expect to incur further losses during the remainder of our fiscal year ending May 31, 2010.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risks beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that the Company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional capital beyond our current $575,000 estimate during the next twelve months.

We do not currently have any commitments to fund our capital requirements of $575,000 over the next twelve months. Therefore, we need to raise $575,000 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets in the past eighteen months have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

Since we have not yet earned any revenues from our planned operations and as of November 30, 2009 had a working capital deficit of $205,994 and an accumulated deficit since inception of $2,578,923, there is substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from the Company’s shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company can give no assurance that future financing will be available to it on acceptable terms if at all or that it will attain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2009 and May 31, 2009, and the consolidated results of its operations and consolidated cash flows for the three and six months ended November 30, 2009 and November 30, 2008. The results of operations for the three and six months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of its mineral properties, valuation of donated capital, stock-based compensation and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 3,256,864 as at November 30, 2009 (May 31, 2009 – 607,500).

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts owed to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended November 30, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and CFO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2009, the holder of the convertible note in the principal amount of $16,000 converted the note into 80,000 common shares of the Company at a conversion price of $0.20 per share.

On September 11, 2009, the Company completed the offer and sale of 35,000 common shares, par value $0.001 per share, of the Company, at a price of $0.20 per share for aggregate gross proceeds of $7,000. The offering of common shares was conducted by the Company in a non-brokered private placement to non-U.S. persons outside the United States pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act of 1933, as amended. The funds will be used for working capital purposes, the recommended exploration program and general expenses.

Subsequent to the Company’s fiscal quarter ended November 30, 2009, on December 31, 2009, the holder of the convertible note in the principal amount of $11,613 converted the note and accrued interest thereon of $598 into 61,055 common shares of the Company at a conversion price of $0.20 per share.

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

BLACK TUSK MINERALS INC.

Dated: January 14, 2010	By: /s/ Gavin Roy________________________
Gavin Roy, President
(Principal Executive Officer)

BLACK TUSK MINERALS INC.

Dated: January 14, 2010	By: /s/ Michael McIsaac__________________
Michael McIsaac, Secretary and Treasurer
(Principal Financial and Accounting Officer)