Form 10-Q
period 2010-02-28
Black Tusk Minerals Inc.
filed 2010-04-14
CIK 1350770

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☐  Accelerated filer   ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ☐ Yes        ☒  No

Number of common shares outstanding at Aril 13, 2010:      47,189,262

PART I.                 FINANCIAL INFORMATION

ITEM 1.          Financial Statements

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	February 28, 2010 $	May 31, 2009 $
	(Unaudited)

ASSETS

Current Assets

Prepaid expenses	140	81

Total Assets	140	81

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	4,457	149
Accounts payable	52,831	36,659
Accrued liabilities	9,224	–
Loan payable (Note 5)	–	5,000
Due to related parties (Note 3)	160,935	9,435

Total Current Liabilities	227,447	51,243

Convertible notes and interest (Note 5, 6 (a) and (c))	49,648	39,660

Total Liabilities	277,095	90,903

Contingencies (Note 1) Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 47,189,262 shares issued and outstanding (May 31, 2009 – 46,837,152 shares)	47,189	46,838

Common Stock Subscribed (Note 7(d))	–	2,000

Additional Paid-in Capital	2,312,761	1,710,081

Donated Capital (Note 3)	40,500	33,750

Deficit Accumulated During the Exploration Stage	(2,677,405)	(1,883,491)

Total Stockholders’ Deficit	(276,955)	(90,822)

Total Liabilities and Stockholders’ Deficit	140	81

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3)	13,500	750	750	2,250	2,250
Donated services (Note 3)	27,000	1,500	1,500	4,500	4,500
General and administrative (Note 8)	786,096	70,882	6,366	614,306	37,206
Impairment of mineral property costs	1,430,250	–	–	–	–
Mineral property costs (Note 4)	68,101	–	–	64,101	4,000
Professional fees	306,033	21,718	7,822	89,974	45,318

Total Operating Expenses	2,630,980	94,850	16,438	775,131	93,274

Loss From Operations	(2,630,980)	(94,850)	(16,438)	(775,131)	(93,274)

Other Expenses

Interest on convertible notes (Note 6)	(20,665)	(3,633)	–	(17,905)	–
Loss on conversion of accounts payable to convertible notes (Note 6 (c))	(25,760)	–	–	(878)	–

Total Other Expenses	(46,425)	(3,633)	–	(18,783)	–

Net Loss	(2,677,405)	(98,483)	(16,438)	(793,914)	(93,274)

Net Loss Per Share – Basic and Diluted		–	–	(0.02)	–

Weighted Average Shares Outstanding		46,917,000	46,838,000	47,007,000	46,408,000

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to February 28, 2010		For the Nine Months Ended February 28, 2010		For the Nine Months Ended February 28, 2009
	$		$		$

Operating Activities

Net loss		(2,677,405)		(793,914)		(76,836)

Adjustments to reconcile net loss to cash:

Impairment of mineral property		1,430,250		–		–
Loss on conversion of accounts payable to convertible note		25,760		878		–
Donated services and rent		40,500		6,750		4,500
Common stock issued for services		4,000		–		–
Accretion of convertible debt		20,665		17,905		–
Stock – based compensation		557,903		557,903		–

Changes in operating assets and liabilities:

Prepaid expenses		(140)		(59)		–
Accounts payable and accrued liabilities		125,275		27,116		(16,761)
Due to related parties		107,841		101,406		(4,314)

Net Cash Used in Operating Activities		(365,351)		(82,015)		(93,411)

Investing Activities

Mineral property acquisition costs		(100,250)		–		–

Net Cash Used in Investing Activities		(100,250)		–		–

Financing Activities

Bank indebtedness		4,457		4,308		–
Proceeds from issuance of common stock		267,687		5,000		102,250
Common stock subscribed		127,750		–		–
Proceeds from loans		50,113		45,113		–
Repayment of loans		(22,500)		(22,500)		–
Share issuance costs		(12,000)		–		(9,000)
Advance from related party		53,094		53,094		–
Repayment of advance to related party		(3,000)		(3,000)		–

Net Cash Provided by Financing Activities		465,601		82,015		93,250

Decrease In Cash		–		–		(161)

Cash - Beginning of Period		–		–		214

Cash - End of Period		–		–		53

Supplemental Disclosures

Interest paid		1,359		1,159		200
Income tax paid		–		–		–

Non-cash Investing and Financing Activities

Common shares issued upon the conversion of convertible notes		27,613		27,613		–
Common shares issued for mineral property		1,330,000		–		–
Settlement of accounts payable for convertible notes		64,381		2,881		–
Issuance of convertible notes for mineral property costs		34,113		34,113		–

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficiency of $227,307 and has accumulated losses of $2,677,405 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On February 16, 2010, the Company effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 23,594,631 shares of common stock to 47,189,262 shares of common stock. All per share amounts have been retroactively restated to reflect the forward stock-split.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2010, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended February 28, 2010 and February 28, 2009. The results of operations for the three and nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
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

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Shares underlying these securities totalled 6,772,600 as at February 28, 2010.

e)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized.  The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
February 28, 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

h)	Financial Instruments and Fair Value Measures

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

i)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

l)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, “Subsequent Events”, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

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

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
(Expressed in US dollars)
(Unaudited)

3.  Related Party Transactions and Balances

a)
During the nine month period ended February 28, 2010, the Company recognized a total of $4,500 (2009 - $4,500) for donated services at $500 per month, and $2,250 (2009 - $2,250) for donated rent at $250 per month provided by the president of the Company.

b)
At February 28, 2010, the Company is indebted to a director of the Company for $1,625 (May 31, 2009 - $1,625), representing consideration for returning 6,500,000 split-adjusted shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

c)
At February 28, 2010, the Company is indebted to the former president of the Company for $1,375 (May 31, 2009 - $1,375), representing consideration for returning 5,500,000 split-adjusted shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)
At February 28, 2010, the Company is indebted to a company owned by the president of the Company for $157,935 (May 31, 2009 - $6,435), of which $108,821 (May 31, 2009 - $6,435) represents expenses paid on behalf of the Company and $49,544 (May 31, 2009 - $nil) represents net cash advances provided to the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

4.	Mineral Properties

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company issued an aggregate of 20,000,000 split-adjusted common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. On April 24, 2008, the Company issued the 20,000,000 split-adjusted common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and has spent $41,860 on road building.

During the nine months ended February 28, 2010, the Company incurred $64,101 (February 28, 2009 - $4,000) of mineral property costs.

5.	Loan Payable

On January 5, 2009, $5,000 was advanced to the Company.  This loan was non–interest bearing, unsecured and has no specific terms of repayment. On June 26, 2009, a further $5,000 was advanced to the Company and the loan was exchanged for a convertible note.  See Note 6 (b).

6.	Convertible Promissory Notes

a)
On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.10 and warrants to purchase 600,000 split-adjusted shares of the Company’s common stock at $0.10 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at February 28, 2010, the carrying values of the convertible notes and accrued convertible interest payable thereon were $43,654 and $2,703, respectively.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
(Expressed in US dollars)
(Unaudited)

6.      Convertible Promissory Notes (continued)

b)
On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds used to pay concession fees due on the Company’s principal mineral properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $0.10 per share. The principal amounts and due dates are as follows: $12,500 due on September 26, 2009 and $37,613 on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 500,000 split-adjusted common shares of the Company at a price of $0.10 per share until January 23, 2012. On August 31, 2009, the maturity date of the $12,500 convertible note was amended from August 31, 2009 to September 26, 2009. The notes are due on the earlier of (a) the specified due date, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company determined that there was no intrinsic value or beneficial conversion feature on the convertible notes.  As a result, the Company recorded discounts equal to the relative fair value of the detachable warrants of $11,338 as additional paid-in capital and reduced the carrying value of the convertible notes to $38,775. The carrying values of the convertible notes are accreted over the term of the convertible notes up to their face value of $50,113.

On September 11, 2009, the Company issued 160,000 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $16,000 and recorded the unamortized discount of $2,298 to additional paid-in capital.

On December 31, 2009, the Company repaid the convertible note in the principal amount of $10,000 due on December 31, 2009.  The Company also made interest payment of $515 on this note.

On December 31, 2009, the Company repaid the convertible note in the principal amount of $12,500 due on September 26, 2009.  The Company also made interest payment of $644 on this note.

On December 31, 2009, the Company issued 122,110 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $11,613 and accrued interest of $598.  At February 28, 2010, accrued interest of $338 remains outstanding.

c)
On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common stock at a conversion price of $0.10 and warrants to purchase 28,800 split-adjusted shares of the Company’s common stock at $0.10 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at February 28, 2010, the carrying value of the convertible note and accrued convertible interest payable thereon were $2,881 and $72, respectively.

During the nine month period ended February 28, 2010, the Company recorded a loss on conversion of accounts payable to convertible note of $878 equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
(Expressed in US dollars)
(Unaudited)

7.	Common Stock

a)
On February 16, 2010, the Company effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 23,594,631 shares of common stock to 47,189,262 shares of common stock. All per share amounts have been retroactively restated to reflect the forward stock-split.

b)	On December 31, 2009, the $11,613 convertible note and accrued interest of $598 was converted into 122,110 split-adjusted common shares at a conversion price of $0.20 per share. See Note 6 (b).

c)
On September 11, 2009, the $16,000 convertible note was converted into 160,000 split-adjusted common shares at a conversion price of $0.20 per share. The balance of the unamortized discount of $2,298 was included in additional paid-in capital.  See Note 6 (b).

d)	On September 11, 2009, the Company issued 70,000 split-adjusted common shares at $0.10 per share for gross proceeds of $7,000, of which $2,000 was included in common stock subscribed at May 31, 2009.

8.	Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “Plan”). Pursuant to the Plan, the Company may grant up to a total of 5,000,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company.  At February 28, 2010, the Company had no shares of common stock available to be issued under the Plan.

On August 25, 2009, pursuant to the Plan, the Company granted 4,000,000 stock options with immediate vesting to directors, officers, employees and consultants to acquire 4,000,000 split-adjusted common shares at an exercise price of $0.10 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $457,184, as general and administrative expense.

On September 1, 2009, pursuant to the Plan, the Company granted 200,000 stock options with immediate vesting to consultants to acquire 200,000 split-adjusted common shares at an exercise price of $0.11 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $21,851, as general and administrative expense.

On September 7, 2009, pursuant to the Plan, the Company granted 200,000 stock options with immediate vesting to consultants to acquire 200,000 split-adjusted common shares at an exercise price of $0.10 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $18,868, as general and administrative expense.

On January 4, 2010, pursuant to the Plan, the Company granted 600,000 stock options with immediate vesting to a company controlled by the President of the Company to acquire 600,000 split-adjusted common shares at an exercise price of $0.10 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $60,000, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months ended February 28, 2010 was $0.11 per share.

The weighted average assumptions used are as follows:

	June 30, 2009	Nine Months Ended February 28, 2010

Expected dividend yield	0%	0%
Risk-free interest rate	1.33%	3.50%
Expected volatility	132%	177%
Expected option life (in years)	3.99	10

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
(Expressed in US dollars)
(Unaudited)

8.      Stock-Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
			$		$

Outstanding, May 31, 2009	–	–

Granted	5,000,000	0.10

Outstanding, February 28, 2010	5,000,000	0.10		9.56		–

Exercisable, February 28, 2010	5,000,000	0.10		9.56		–

9.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2009	600,000	$0.10

Issued	528,800	$0.10

Balance – February 28, 2010	1,128,800	$0.10

10.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010
(Expressed in US dollars)
(Unaudited)

10.       Fair Value Measurements (continued)

Pursuant to ASC 825, the fair value of our bank indebtedness is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Convertible notes are valued based on “Level 2” inputs, consisting of model driven valuations.  The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of February 28, 2010 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of February 28, 2010
	$	$	$	$

Liabilities:
Bank indebtedness	4,457	–	–	4,457
Convertible notes	–	49,648	–	49,648
Total Liabilities	4,457	49,648	–	54,105

We believe that the recorded values of all of our other financial instruments including accounts payable, and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

11.       Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 14, 2010, the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events, except as disclosed below.

a.	On March 30, 2010, the Company received a loan of $45,000 from a director of the Company. This amount is non-interest bearing, unsecured and due on demand.

b.	On April 7, 2010, the Company received a loan of $10,000 from a director of the Company. This amount is non-interest bearing, unsecured and due on demand.

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

Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report on Form 10-Q. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our failure to obtain additional financing;
•	our inability to continue as a going concern;
•	the unique difficulties and uncertainties inherent in the mineral exploration business;
•	the inherent dangers involved in mineral exploration;
•	our President’s inability or unwillingness to devote a sufficient amount of time to our business operations;
•	environmental, health and safety laws in Peru;
•	governmental regulations and processing licenses in Peru;
•	uncertainty as to the termination and renewal of our Peruvian mining concessions;
•	our drilling and exploration program and Banking Feasibility Study;
•	our development projects in Peru;
•	Peruvian economic and political conditions;
•	the Peruvian legal system;
•	native land claims in Peru;
•	natural hazards in Peru; and
•	our common stock.

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

Our management has included projections and estimates in this quarterly report on Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

On August 13, 2007, we entered into a term sheet with Leonard Raymond De Melt, an individual, and Marlene Ore Lamilla, an individual, detailing the principal terms of our proposed acquisition of certain mining concessions and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima (the “Peru Properties”) owned by Ms. Lamilla.

On December 5, 2007, we entered into a master purchase agreement with Black Tusk Peru SAC, a Peruvian corporation and our newly-formed subsidiary, Leonard Raymond De Melt, and Marlene Ore Lamilla (the “Master Purchase Agreement”), pursuant to which we agreed to issue an aggregate of 10,000,000 common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Ms. Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

Concurrently with the execution of the Master Purchase Agreement, Ms. Lamilla and Black Tusk Peru entered into a mining concessions and claims transfer agreement, dated as of December 5, 2007 (the “Peru Transfer Agreement”), to govern the transfer and registration of the Peru Properties under Peruvian law.

On April 24, 2008, we consummated the transactions contemplated by the Master Purchase Agreement and the Peru Transfer Agreement. Our consummation of the Master Purchase Agreement and the Peru Transfer Agreement was contingent upon, among other things, the formalization of the Peru Transfer Agreement into a public deed before a Peruvian notary public, recordation of the Peru Transfer Agreement with the appropriate Peruvian governmental entity and registration of the Peru Properties in the name of “Black Tusk Minerals Peru SAC” with the appropriate Peruvian registries. All of the Peru Properties have been registered with the appropriate Peruvian registries, except for the properties designated “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3,” “Black Tusk 4” and “Altococha Mine.”  We hope to complete the registration of these properties as soon as possible.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the nine months ended February 28, 2010	For the nine months ended February 28, 2009

Revenue	$0	$0
Operating Expenses	$775,131	$93,274
Net Income (Loss)	$(793,914)	$(93,274)
Net Income (Loss) per Common share*	$(0.02)	$-
Weighted Average Number of Common Shares Outstanding	47,007,000	46,408,000

*  Basic and diluted

BALANCE SHEET DATA	At February 28, 2010	At May 31, 2009

Working Capital (Deficiency)	$(227,307)	$(51,162)
Total Assets	$140	$81
Accumulated Deficit	$(2,677,405)	$(1,883,491)
Shareholders’ Equity (Deficit)	$(276,955)	$(90,822)

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

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

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

On August 31, 2009, a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 (the “Technical Report”) was published and filed on SEDAR at www.sedar.com. The Technical Report was prepared and authored by Glen MacDonald P.Geo., a “qualified person” as defined in NI 43-101, at the request of Robert Krause, a mineral geologist for the Company. The Technical Report is based on information collected by Mr. MacDonald during a site visit to the Peru Properties performed in August 2009, information provided to Mr. MacDonald by the Company, and other information obtained by Mr. MacDonald from sources within the public domain.  Readers are encouraged to review the Technical Report in its entirety for more information regarding the Peru Properties.

The Technical Report recommends an exploration program on the Peru Properties during the Company’s fiscal year ending May 31, 2010 at a cost of $225,000, which includes satellite imagery, an airborne geophysical survey and a ground follow-up geology, soil geochemistry and rock sampling program. A drilling decision will be made following a review of results of this initial exploration work.

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Technical Report.  We estimate that cash requirements of approximately $575,000 will be required for exploration, administration costs and to fund working capital during the next twelve months.  We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months.  We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through February 28, 2011.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Results of Operations

Three-month period ended February 28, 2010 compared to three-month period ended February 28, 2009

We did not earn any revenues for the three months ended February 28, 2010 and have not earned any revenues to date.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $94,850 for the three months ended February 28, 2010 compared to $16,438 for the three months ended February 28, 2009.  Operating expenses for the three month period ended February 28, 2010 included: (a) professional fees of $21,718 ($7,822 for the same period in 2009), (b) donated office rent of $750 ($750 for the same period in 2009); (c) donated management services of $1,500 ($1,500 for the same period in 2008); (d) mineral property costs of $0 ($0 for the same period on 2009);and (e) general and administrative costs of $70,882 ($6,366 for the same period in 2009).  The increase of $78,412 in operating expenses for the three months ended February 28, 2010 compared to February 28, 2009 is the result of an increase in professional fees and general and administrative costs, due primarily to the recording of stock-based compensation for vested options of $60,000 as a general and administrative expense.

We incurred a net loss in the amount of $98,483 for the three months ended February 28, 2010, compared to $16,438 for the three months ended February 28, 2009.  Our increased loss was primarily attributable to professional fees and general and administrative costs.

Nine-month period ended February 28, 2010 compared to nine-month period ended February 28, 2009

We incurred operating expenses in the amount of $775,131 for the nine months ended February 28, 2010 compared to $93,274 for the nine months ended February 28, 2009.  Operating expenses for the nine month period ended February 28, 2010 included: (a) professional fees of $89,974 ($45,318 for the same period in 2009) (b) donated office rent of $2,250 ($2,250 for the same period in 2009); (c) donated management services of $4,500 ($4,500 for the same period in 2009); (d) mineral property costs of $64,101 ($4,000 for the same period on 2009); and (e) general and administrative costs of $614,306 ($37,206 for the same period in 2009).  The increase of $681,857 in operating expenses for the nine months ended February 28, 2010 compared to February 28, 2009 is the result of an increase in professional fees, mineral property costs and general and administrative costs, due primarily to the recording of stock-based compensation for vested options of $557,903 as a general and administrative expense.

We incurred a net loss in the amount of $793,914 for the nine months ended February 28, 2010, compared to $93,374 for the nine months ended February 28, 2009.  Our increased loss was primarily attributable to professional fees, mineral property costs and general and administrative costs.

Liquidity and Capital Resources

As at February 28, 2010, the Company had current assets of $140, consisting of no cash and prepaid expenses of $140, and current liabilities of $227,447.  The current liabilities consist of bank indebtedness ($4,457), accounts payable ($52,831), accrued liabilities ($9,224) and amounts due to related parties ($160,935).  As of the Company’s year ended May 31, 2009, the Company had current assets of $81 and current liabilities of $51,243.  The increase in current liabilities between these two periods is primarily the result of an increase in accounts payable, accrued liabilities and amounts due to related parties primarily resulting from the indebtedness of the Company to a company owned by the president of the Company of $157,935 at February 28, 2010 compared to $6,435 at May 31, 2009, representing expenses paid on behalf of the Company and advances provided to the Company.  This amount is unsecured, non-interest bearing, and due on demand.

On June 26, 2009, the Company issued four convertible notes in the principal amount of $50,113.  On September 11, 2009, the note in the principal amount of $16,000 was converted into common shares of the Company.  On December 31, 2009, the Company made principal and interest payments on the notes in the principal amounts of $10,000 and $12,500, and the note in the principal amount of $11,613 was converted into 112,110 common shares of the Company, on a post-stock split basis.  As of February 28, 2010, $338 of accrued interest remains outstanding on the converted note.

As at February 28, 2010, the Company had a working capital deficit of $227,307, compared to a deficit of $51,162 as at May 31, 2009. We estimate that cash requirements of approximately $575,000 will be required for exploration and administration costs, and to fund working capital during the next twelve months.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at February 28, 2010, we had a cumulative deficit of $2,677,405 compared to $1,883,491 as at May 31, 2009.  We expect to incur further losses during the remainder of our fiscal year ending May 31, 2010.

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

Since we have not yet earned any revenues from our planned operations and as of February 28, 2010 had a working capital deficit of $227,307 and an accumulated deficit since inception of $2,677,405, there is substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from the Company’s shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company can give no assurance that future financing will be available to it on acceptable terms if at all or that it will attain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2010, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended February 28, 2010 and February 28, 2009. The results of operations for the three and nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2010.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Shares underlying these securities totalled 6,772,600 as at February 28, 2010.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized.  The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, “Subsequent Events”, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

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

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.     Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended February 28, 2010, an evaluation was carried out by the Company’s President, who is the Company’s Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the President concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s President as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.        Legal Proceedings

None.

ITEM 1A.Risk Factors

Not applicable.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2009, the holder of the convertible note in the principal amount of $11,613 converted the note and accrued interest thereon of $598 into 122,110 common shares of the Company at a conversion price of $0.10 per share, on a post-stock split basis.

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Submission of Matters to a Vote of Security Holders

None.

ITEM 5.        Other Information

None.

ITEM 6.        Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK TUSK MINERALS INC.

Dated: April 14, 2010                                                                By:   /s/  Gavin Roy
             Gavin Roy, President
            (Principal Executive Officer and Principal Financial and Accounting Officer)