Form 10-K
period 2010-05-31
Black Tusk Minerals Inc.
filed 2010-09-15
CIK 1350770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
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

$3,081,060 as of November 30, 2009, based on a last sale price on the OTCBB of $0.10.

The number of shares of the Registrant’s Common Stock outstanding as of September 14, 2010 was 47,189,262.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

5

PART I

7

ITEM 1. BUSINESS

7

ITEM 1A. RISK FACTORS

9

ITEM 1B.  UNRESOLVED STAFF COMMENTS

15

ITEM 2.  DESCRIPTION OF PROPERTY

15

ITEM 3. LEGAL PROCEEDINGS

20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

PART II

21

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

21

ITEM 6.  SELECTED FINANCIAL DATA

23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

23

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  49

ITEM 9A(T). CONTROLS AND PROCEDURES

49

ITEM 9B. OTHER INFORMATION

50

PART III

50

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

50

ITEM 11. EXECUTIVE COMPENSATION

51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS  53

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

54

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

55

PART IV

56

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

56

SIGNATURES

57

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our failure to obtain additional financing;

•	our inability to continue as a going concern;

•	the unique difficulties and uncertainties inherent in the mineral exploration business;

•	the inherent dangers involved in mineral exploration;

•	our President/ Secretary/Treasurer’s inability or unwillingness to devote a sufficient amount of time to our business operations;

•	environmental, health and safety laws in Peru;

•	governmental regulations and processing licenses in Peru;

•	uncertainty as to the termination and renewal of our Peruvian mining concessions;

•	our drilling and exploration program and Banking Feasibility Study;

•	our development projects in Peru;

•	Peruvian economic and political conditions;

•	the Peruvian legal system;

•	native land claims in Peru;

•	natural hazards in Peru; and

•	our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-K entitled “Risk Factors”, “Description of the Business” and “Management's Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

Business of Issuer

We are an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.915 “Development Stage Entities”. Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether our properties contain mineral reserves that are economically recoverable.

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

On December 5, 2007, we entered into a master purchase agreement with Black Tusk Peru, a Peru corporation and our newly-formed subsidiary, Leonard Raymond De Melt, and Marlene Ore Lamilla (“Master Purchase Agreement”), pursuant to which we agreed to issue an aggregate of 20,000,000 split-adjusted common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Marlene Ore Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

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

Employees

We have no significant employees other than Gavin Roy.

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

As of May 31, 2010, we had no cash and a working capital deficit in the amount of $270,436. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the technical review and exploration of the Peru Properties. Our current operating funds will not be sufficient to carry out our planned exploration program on the Peru Properties. In addition, we will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Peru Properties into commercial production, if warranted. The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and we estimate that cash requirements of approximately $575,000 will be required for exploration, administration, and working capital costs for the fiscal year ending May 31, 2010. However, we do not have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2011. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business. We obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes and proceeds in the amount of $7,000 through a private placement of our common shares by issuing 70,000 shares of common stock at $0.10 per share.

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

We have incurred a net loss since of $2,725,305 for the period from August 8, 2005 (date of inception) to May 31, 2010. We estimate that we will be required to raise at least $575,000 during the fiscal year ending May 31, 2011 to satisfy our planned technical review and exploration activities for the Peru Properties and general working capital requirements for general administrative and other expenses. However, we do not have any commitments to fund these costs. Therefore, we have to raise an additional $575,000 in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2011. We obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes and proceeds in the amount of $7,000 through a private placement of our common shares by issuing 70,000 shares of common stock at $0.10 per share. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Recent market events and conditions

Since 2007, the U.S. credit markets have experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

Because our President, Secretary and Treasurer has only agreed to provide services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Gavin Roy, our President, Secretary and Treasurer currently devotes approximately thirty hours per week to our business affairs. If the demands of our business require it, Mr. Roy is prepared to adjust his timetable to devote more time to our business. However, Mr. Roy may not be able to devote more time to our affairs when needed. It is possible that the demands of his other interests will increase, with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

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

Acquisition, Location and Description

On December 5, 2007, we entered into the Master Purchase Agreement with Black Tusk Peru, a Peru corporation and a newly-formed subsidiary of the Company, Leonard Raymond De Melt, and Marlene Ore Lamilla, pursuant to which we agreed to issue an aggregate of 20,000,000 split-adjusted common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Marlene Ore Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

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

The Peru Properties cover an area of 8066.51 hectares in the Republic of Peru.and consist of 19 registered claims.  The corner coordinates for the claims boundaries are registered with the Instituto Geológico Minero y Metalúrgico (INGAMMET) Avenida Las Artes Sur 220, San Borja, Lima.  The Peru Properties are located approximately 75 kilometers northeast of the capital, Lima, in the long hydrothermal alteration trend known as the Central Polymetallic Belt. This area is situated in the rugged Western Andean range at an average elevation of 4,200 meters, an area with a long history of successful production.

The Peru Properties consist of the following mining claims and pediments located in the District of Huanza, Province of Huarochiri, Department of Lima, Peru:

N°	CONCESSION	CODE	INGEMMET	PUBLIC REGISTRY
01	ALTACOCHA MINE	0101292-07	Resolution N° 3423 INGEMMET/PCD/PM	12125438
02	ALTOCOCHA MINE 1	0101324-07	Resolution N°002242-2007-INACC/J	12089171
03	ALTOCOCHA MINE 2	0101325-07	Resolution N° 002666-2007-INGEMMET/PCD/PM	12134767
04	ALTOCOCHA MINE 3	0101326-07	Resolution N°000071-2007-INGEMMET/PCD/PM	12089882
05	ALTOCOCHA MINE 4	0101327-07	Resolution N° 002099-2007-INACC/J	12089359
06	ALTOCOCHA MINE 5	0101328-07	Resolution N° 000310-2007-INGEMMET/PCD/PM	12189875
07	ALTOCOCHA MINE 7	0101598-07	Resolution N° 002425-2007-INACC/J	12089522
08	ALTOCOCHA MINE 8	0101597-07	Resolution N° 002458-2007-INACC/J	12089420
09	ALTOCOCHA MINE 9	0101664-07	Resolution N° 002100-2007-INACC/J	12089424
10	ALTOCOCHA MINE 10	0101665-07	Resolution N° 002579-2007-INGEMMET/PCD/PM	12135392
11	ALTOCOCHA MINE 11	0101666-07	Resolution N° 000402-2007-INGEMMET/PCD/PM	12089535
12	ALTOCOCHA MINE 12	0101667-07	Resolution N° 001448-2007-INGEMMET/PCD/PM	12089549
13	ALTOCOCHA MINE 14	0104158-07	Resolution N° 004169-2008-INGEMMET/PCD/PM	12359543
14	ALTOCOCHA MINE 15	0106330-07	Resolution N° 001890-2008-INGEMMET/PCD/PM	12359721
15	ALTOCOCHA MINE 16	0106329-07	Resolution N° 001705-2008-INGEMMET/PCD/PM	12359751
16	BLACK TUSK 1	0102020-09	Resolution N°4919-2009- INGEMMET/PCD/PM	12477466
17	BLACK TUSK 2	0102019-09	Resolution N°0209-2010- INGEMMET/PCD/PM	12477470
18	BLACK TUSK 3	0102018-09	Resolution N° 0367-2010-INGEMMET/PCD/PM	12477475
19	BLACK TUSK 4	0102021-09	Resolution N° 0045-2010-INGEMMET/PCD/PM	12477483

Access, Climate, Local Resources, Infrastructure and Physiography

Access to the project area from Lima is via the Carterra Central highway to the towns of Chosica 70 (kilometers) or San Mateo (100 kilometers) then continuing via unpaved road, a further 50 kilometers from Chosica or San Mateo, traversing mountainous terrain. Driving time from Lima is approximately 5 hours.  The elevation of the mine gate is about 4,100 meters above sea level

ECUADOR
PERU
BRAZIL
Lima
-77 °
-76.5 °
-11.5 °
-12 °
Black Tusk Project
Unpaved Road
San Mateo
Carretera Central
Chosica
Lima
50 km
N

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

The mine, however, was shut down in 1991 due to a terrorist event which destroyed a major power plant, hence stopping part of the power supply to the city of Lima and also to the Nueva Condor mine. Black Tusk has assembled a management and consulting team that possesses the necessary skills and in-country experience to realize the full potential of these properties.

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

The total cost for the acquisition of the Peru Properties was $1,330,000.  During the year ended May 31, 2010, the Company incurred $42,143 of mineral property costs related to the Peru Properties. The Company has made no improvements on the Peru Properties and they contain no physical plant, equipment, or other structures.  The Company has neither improved the present condition of, nor undertaken any work on, the Peru Properties aside from road construction.

The Company’s anticipates using diesel generators as the exclusive power source for the Peru Properties.

As of May 31, 2010, the Company is without knowledge of any environmental issues specific to the Peru Properties. The Company intends to undertake an extensive environmental due diligence program on the entire site.

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

As of May 31, 2010, we have performed very limited exploration and sampling of the Peru Properties. The Technical Report does not contain a mineral resources or mineral reserves estimate for the Peru Properties.

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

The Technical Report recommends the following:

Satellite Imagery	$25,000
Airborne geophysical survey (500 km @ $200/km)	$100,000
Ground follow-up (geology, soil geochemistry, rock sampling)	$100,000

A drilling decision will be made following a review of results of this initial exploration work.

Capital Expenditures

As of May 31, 2010, the Company is in the exploration phase of its planned operations for the Peru Properties. Consequently, we do not anticipate making any capital expenditures for the fiscal year ending May 31, 2011. The only expenses we anticipate accruing prior to May 31, 2011 are those relating to operations, exploration, and technical review.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  [REMOVED AND RESERVED]

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

The high and low bid quotations of our common stock on the OTCBB as reported by FINRA were as follows:

FINRA OTC Bulletin Board(1) (stock price data not available prior to March 14, 2008)
Quarter Ended	High	Low
May 31, 2010	$0.21	$0.011
February 28, 2010	$0.19	$0.055
November 30, 2009	$0.11	$0.05
August 31, 2009	$0.10	$0.015

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

Our common shares are issued in registered form.  Colonial Stock Transfer Company, Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111 (801) 355-5740 (phone), (801) 355-6505 (fax) is the registrar and transfer agent for our common shares. On September 14, 2010, the shareholders' list of our common shares showed 47,189,262 shares outstanding and 57 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 24, 2009, the Company’s Board of Directors adopted the Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (the “Plan”).  The Plan was approved by the Company’s shareholders became effective on November 16, 2009.

Pursuant to the Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 5,000,000.  All stock options granted under the Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the Plan.  The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2009.

The Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the grant of stock options  on the dates and exercise prices as follows, which were the closing prices of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant.

On August 25, 2009, granted 4,000,000 stock options at an exercise price of $0.10 per share;

On September 1, 2009, granted 200,000 stock options at an exercise price of $0.11 per share;

On September 7, 2009, granted  200,000 stock options  at an exercise price of $0.10 per share; and

On January 4, 2010, granted 600,000 stock options at an exercise price of $0.10 per share.

For more information regarding the grants of stock option see “Item 11. Executive Compensation – Outstanding Equity Awards at Fiscal Year End.”

The following summary information is presented for the Plan as of May 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders(1)	5,000,000(2)	$0.10	1,000,000
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

(1)

The Plan was approved by the Company’s shareholders became effective on November 16, 2009.

(2)

1,000,0000 stock options at an exercise price of $0.10 per share were cancelled effective as of the resignation of Michael McIsaac from his positions as director, secretary and treasurer.

Recent Sales of Unregistered Securities

During the year ended May 31, 2010, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

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

On September 11, 2009, the Company issued 70,000 split-adjusted common shares at $0.10 per share for gross proceeds of $7,000.

On September 11, 2009, the $16,000 convertible note was converted into 160,000 split-adjusted common shares at a conversion price of $0.10 per share.

On December 31, 2009, the $11,613 convertible note and accrued interest of $598 was converted into

122,110 split-adjusted common shares at a conversion price of $0.10 per share

On May 3, 2010, the Company issued 3,600,000 shares of common stock that were held in treasury. No

consideration was received for these shares, and these shares were subsequently cancelled on September   2, 2010.

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

Peru Properties

The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and estimates that cash requirements of approximately $575,000 will be required for exploration and administration costs and to fund working capital. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2011. However, we do not have any commitments to fund such costs during the next twelve months. We obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes and proceeds in the amount of $7,000 through a private placement of our common shares by issuing 70,000 shares of common stock at $0.10 per share.

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

Limited Operating History; Need for Additional Capital

In Note 1 to the Company’s audited consolidated financial statements as of May 31, 2010, included elsewhere in this Form 10-K, the Company included an explanatory paragraph stating that, because the Company had a working capital deficiency of $270,436 as of May 31, 2010, and had incurred accumulated losses of $2,725,305 for the period from August 8, 2005 (inception) to May 31, 2010, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations

We did not earn any revenues from May 31, 2009 to May 31, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $820,510 for the period from May 31, 2009 to May 31, 2010 compared to $113,134 for the period from May 31, 2008 to May 31, 2009. These operating expenses included: (a) professional fees in connection with our corporate organization of $113,862 (2009: $54,037); (b) donated office rent of $3,000 (2009: $3,000); (c) donated management services of $6,000 (2009: $6,000); (d) impairment of mineral property costs of $21,958 (2009: $Nil); and (e) general and administrative costs of $633,547 (2009: $46,097).

We incurred a net loss in the amount of $841,814 for the period from May 31, 2009 to May 31, 2010 compared to $140,776 for the period from May 31, 2008 to May 31, 2009.  Our loss was attributable to organizational costs, professional fees, administrative expenses and property impairment costs.

Liquidity and Capital Resources

There is limited financial information about the Company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

As at May 31, 2010, we had cash of $257 (2009: $ Nil), a working capital deficit of $270,436 (2009: $51,162) and an accumulated deficit of $2,725,305 (2009: $1,883,491).  The increase in working capital deficit was due to an increase in monies due to related parties from $9,435 as at May 31, 2009 to $224,734 as at May 31, 2010 and a increase in accrued liabilities from $Nil to $12,816 for the same periods.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. We anticipate that we will need $575,000 to fund our capital requirements through May 31, 2010. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2010. However, we do not have any commitments to fund such costs. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. We obtained proceeds in the amount of $50,113 through a private placement of 10% convertible promissory notes and proceeds in the amount of $7,000 through a private placement of our common shares by issuing 70,000 shares of common stock at $0.10 per share.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s working capital deficiency of $270,436 and accumulated losses of $2,725,305 since inception raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti - dilutive.  Shares underlying these securities totalled 5,772,600 as at May 31, 2010 (1,215,000 – May 31, 2009).

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its inception on August 8, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with ASC 360, , Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Financial Instruments and Fair Value Measures

 The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company’s convertible notes are recorded using the amortized cost basis, with the discount amortized to interest expense over the term of the notes. The fair value of convertible notes is determined using "Level 2" inputs and approximate carrying value. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Income Taxes” as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 “Foreign Currency Translation Matters”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Black Tusk Minerals Inc.

(An Exploration Stage Company)

May 31, 2010

Index

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statement of Stockholders’ Deficit

F-5

Notes to the Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Black Tusk Minerals Inc. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended, and accumulated from August 8, 2005 (Date of Inception) to May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated from August 8, 2005 (Date of Inception) to May 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 14, 2010

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	May 31, 2010 $	May 31, 2009 $
ASSETS

Current Assets
Cash	257	–
Prepaid expenses	140	81

Total Assets	397	81

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	–	149
Accounts payable	33,283	36,659
Accrued liabilities	12,816	–
Loan payable (Note 5)	–	5,000
Due to related parties (Note 3)	224,734	9,435

Total Current Liabilities	270,833	51,243

Convertible notes and interest (Note 6)	52,169	39,660

Total Liabilities	323,002	90,903

Contingencies (Note 1) Subsequent Events (Note 12) Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 50,789,262 shares issued and outstanding (May 31, 2009 – 46,837,152 shares) (Note 7)	47,189	46,837

Common Stock Subscribed (Note 7)	–	2,000

Additional Paid-in Capital	2,312,761	1,710,082

Donated Capital (Note 3)	42,750	33,750

Deficit Accumulated During the Exploration Stage	(2,725,305)	(1,883,491)

Total Stockholders’ Deficit	(322,605)	(90,822)

Total Liabilities and Stockholders’ Deficit	397	81

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception)	For the Year Ended	For the Year Ended
	to May 31,	May 31,	May 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3)	14,250	3,000	3,000
Donated services (Note 3)	28,500	6,000	6,000
General and administrative (Note 8)	805,337	633,547	46,097
Impairment of mineral property costs	1,452,208	21,958	–
Mineral property costs (Note 4)	46,143	42,143	4,000
Professional fees	329,921	113,862	54,037

Total Operating Expenses	2,676,359	820,510	113,134

Loss From Operations	(2,676,359)	(820,510)	(113,134)

Other Expenses

Interest on convertible notes (Note 6)	(23,186)	(20,426)	(2,760)
Loss on conversion of accounts payable to convertible note (Note 6)	(25,760)	(878)	(24,882)

Total Other Expenses	(48,946)	(21,304)	(27,642)

Net Loss	(2,725,305)	(841,814)	(140,776)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.00)

Weighted Average Shares Outstanding		47,911,000	46,516,000

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception) to May 31, 2010	For the Year Ended May 31, 2010	For the Year Ended May 31, 2009
	$	$	$
Operating Activities
Net loss	(2,725,305)	(841,814)	(140,776)
Adjustments to reconcile net loss to cash:
Impairment of mineral property	1,452,208	21,958	–
Loss on conversion of accounts payable to convertible note	25,760	878	24,882
Donated services and rent	42,750	9,000	9,000
Common stock issued for services	4,000	–	–
Accretion of convertible debt	23,186	20,426	2,760
Stock – based compensation	557,903	557,903	–
Changes in operating assets and liabilities:
Prepaid expenses	(140)	(59)	–
Accounts payable and accrued liabilities	99,319	11,160	2,086
Due to related parties	110,532	104,097	1,435
Net Cash Used in Operating Activities	(409,787)	(116,451)	(100,613)
Investing Activities
Mineral property acquisition costs	(112,208)	(21,958)	–
Net Cash Used in Investing Activities	(112,208)	(21,958)	–
Financing Activities
Bank indebtedness	–	(149)	149
Proceeds from issuance of common stock	395,437	5,000	102,250
Common stock subscribed	–	–	2,000
Proceeds from loans	50,113	45,113	5,000
Repayment of loans	(22,500)	(22,500)	–
Share issuance costs	(12,000)	–	(9,000) (3,000)
Advance from related party	111,202	111,202	–
Net Cash Provided by Financing Activities	522,252	138,666	100,399
Increase (Decrease) In Cash	257	257	(214)
Cash - Beginning of Period	–	–	214
Cash - End of Period	257	257	–
Supplemental Disclosures
Interest paid	1,359	1,159	200
Income tax paid	–	–	–

Non-cash Investing and Financing Activities
Common shares issued upon the conversion of convertible notes	27,613	27,613	–
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	2,881	61,500
Issuance of convertible notes for mineral property costs	34,113	34,113	–

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from August 8, 2005 (Date of Inception) to May 31, 2010

(Expressed in US dollars)

							Deficit
							Accumulated
			Additional	Stock	Common		During the
			Paid-in	Subscriptions	Stock	Donated	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – August 8, 2005 (Date of Inception)	–	–	–	–	–	–	–	–

August 8, 2005 – common shares issued for cash at $0.00025 per share	19,000,000	19,000	(14,250)	–	–	–	–	4,750

March 24, 2006 – common shares issued for cash at $0.0025 per share	14,600,000	14,600	21,900	–	–	–	–	36,500

May 31, 2006 – common shares issued for cash at $0.0625 per share	144,000	144	8,856	(250)	–	–	–	8,750

Donated rent and services	–	–	–	–	–	6,750	–	6,750

Net loss for the period	–	–	–	–	–	–	(24,639)	(24,639)

Balance – May 31, 2006	33,744,000	33,744	16,506	(250)	–	6,750	(24,639)	32,111

August 31, 2006 – common shares issued for services at $0.0025 per share	1,600,000	1,600	2,400	–	–	–	–	4,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(47,215)	(47,215)

Balance – May 31, 2007	35,344,000	35,344	18,906	(250)	–	15,750	(71,854)	(2,104)

September 1, 2007 - common shares issued for cash at $0.075 per share	1,256,152	1,256	92,956	–	–	–	–	94,212

Share issuance costs	–	–	(3,000)	–	–	–	–	(3,000)

February 8, 2008 - common shares issued for cash at $0.075 per share	213,000	213	15,762	–	–	–	–	15,975

April 24, 2008 – common shares issued for mineral property at a fair value of $0.0665 per share	20,000,000	20,000	1,310,000	–	–	–	–	1,330,000

April 24, 2008 – common shares returned for cancellation (Note 3)	(12,000,000)	(12,000)	9,000	–	–	–	–	(3,000)

Subscriptions received	–	–	–	250	–	–	–	250

Common stock subscribed	–	–	–	–	125,750	–	–	125,750

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(1,670,861)	(1,670,861)

Balance – May 31, 2008	44,813,152	44,813	1,443,624	–	125,750	24,750	(1,742,715)	(103,778)

June 17, 2008 - common shares issued for cash at $0.125 per share	1,024,000	1,024	126,976	–	(125,750)	–	–	2,250

September 8, 2008 – common shares issued for cash at $0.10 per share	1,000,000	1,000	99,000	–	–	–	–	100,000

Share issuance costs	–	–	(9,000)	–	–	–	–	(9,000)

January 23, 2009 – intrinsic value of beneficial conversion feature on convertible debt (Note 6)	–	–	24,600	–	–	–	–	24,600

January 23, 2009 – fair value of warrants issued	–	–	24,882	–	–	–	–	24,882

Common stock subscribed	–	–	–	–	2,000	–	–	2,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(140,776)	(140,776)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from August 8, 2005 (Date of Inception) to May 31, 2010

(Expressed in US dollars)

							Deficit
							Accumulated
			Additional	Stock	Common		During the
			Paid-in	Subscriptions	Stock	Donated	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$	$

Balance – May 31, 2009	46,837,152	46,837	1,710,082	–	2,000	33,750	(1,883,491)	(90,822)

June 26, 2009 – fair value of warrants issued	–	–	11,338	–	–	–	–	11,338

July 14, 2009 – loss on conversion of accounts payable to convertible note	–	–	878	–	–	–	–	878

August 25, 2009 – fair value of options issued	–	–	457,184	–	–	–	–	457,184

September 1, 2009 – fair value of options issued	–	–	21,850	–	–	–	–	21,850

September 7, 2009 – fair value of options issued	–	–	18,868	–	–	–	–	18,868

September 11, 2009 – common shares issued for conversion of note	160,000	160	13,542	–	–	–	–	13,702

September 11, 2009 – common shares issued for cash at $0.10 per share	70,000	70	6,930	–	(2,000)	–	–	5,000

December 31, 2009 – common shares issued for conversion of note	122,110	122	12,089	–	–	–	–	12,211

January 4, 2010 – fair value of options issued	–	–	60,000	–	–	–	–	60,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Treasury shares issued but not paid	3,600,000	–	–	–	–	–	–	–

Net loss for the year	–	–	–	–	–	–	(841,814)	(841,814)

Balance – May 31, 2010	50,789,262	47,189	2,312,761	–	–	42,750	(2,725,305)	(322,605)

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficiency of $270,436 and has accumulated losses of $2,725,305 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On February 16, 2010, the Company effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 23,594,631 shares of common stock to 47,189,262 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the forward stock-split.

b)

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of its mineral properties, valuation of donated capital, stock-based compensation, valuation of financial instruments and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2010

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled 5,772,600 as at May 31, 2010 (2009 – 1,215,000).

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

h)

 Financial Instruments and Fair Value Measures

 The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company’s convertible notes are recorded using the amortized cost basis, with the discount amortized to interest expense over the term of the notes. The fair value of convertible notes is determined using "Level 2" inputs and approximate carrying value. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

2.

Summary of Significant Accounting Policies (continued)

i)

Income Taxes

he Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)

 Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar ("US dollars"). The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

l)

 Recently Issued Accounting Pronouncements

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

3.

Related Party Transactions and Balances

a.

During the year ended May 31, 2010, the Company recognized a total of $6,000 (2009 - $6,000) for donated services at $500 per month, and $3,000 (2009 - $3,000) for donated rent at $250 per month provided by a former director.

b.

At May 31, 2010, the Company is indebted to a former director of the Company for $1,625 (2009 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

3.     Related Party Transactions and Balances (continued)

c.

At May 31, 2010, the Company is indebted to the former president of the Company for $1,375 (2009 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d.

At May 31, 2010, the Company is indebted to a company owned by the president of the Company for $221,734 (2009 - $6,435), of which $110,532 (2009 - $6,435) represents expenses paid on behalf of the Company and $111,202 (2009 - $nil) represents net cash advances provided to the Company. These amounts are non-interest bearing, unsecured and have no specific repayment terms.

4.

Mineral Properties

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company would issue an aggregate of 20,000,000 split-adjusted common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. On April 24, 2008, the Company issued the 20,000,000 split-adjusted common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and has spent $41,860 on road building. The total cost of $1,421,860 was recognized as an impairment loss during the year ended May 31, 2008. During the year ended May 31, 2010, the Company acquired additional mining rights in the district of Huanza, Province of Huarochiri, Peru by paying $21,958 and incurred $42,143 (2009 - 4,000) of mineral property costs.

5.

Loan Payable

On January 5, 2009, $5,000 was advanced to the Company. This loan was non – interest bearing, unsecured and has no specific terms of repayment. This loan was repaid during the year ended May 31, 2010.

6.

Convertible Notes

a.

On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $0.10 and warrants to purchase 600,000 split-adjusted shares of the Company’s common stock at $0.10 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at May 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $45,526 and $3,323, respectively.

In addition, the Company recorded a loss on conversion of accounts payable to convertible debt of $nil (2009 - $24,882) equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

6. Convertible Notes (continued)

b.

On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds used to pay concession fees due on the Company’s principal mineral properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $0.10 per share. The principal amounts and due dates are as follows: $12,500 due on September 26, 2009 and $37,613 on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 500,000 split-adjusted common shares of the Company at a price of $0.10 per share until January 23, 2012. On August 31, 2009, the maturity date of the $12,500 convertible note was amended from August 31, 2009 to September 26, 2009. The notes are due on the earlier of (a) the specified due date, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company determined that there was no intrinsic value or beneficial conversion feature on the convertible notes. As a result, the Company recorded discounts equal to the relative fair value of the detachable warrants of $11,338 as additional paid-in capital and reduced the carrying value of the convertible notes to $38,775. The carrying values of the convertible notes were to be accreted over the term of the convertible notes up to their face value of $50,113.

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

On December 31, 2009, the Company issued 122,110 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $11,613 and accrued interest of $598. At May 31, 2010, accrued interest of $338 remains payable.

c.

On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common stock at a conversion price of $0.10 and warrants to purchase 28,800 split-adjusted shares of the Company’s common stock at $0.10 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at May 31, 2010, the carrying value of the convertible note and accrued convertible interest payable thereon were $2,881 and $101, respectively.

During the year ended May 31, 2010, the Company recorded a loss on conversion of accounts payable to convertible note of $878 (2009 - $nil) equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

7.

Common Stock

a.

On June 17, 2008, the Company issued 512,000 shares of common stock at $0.25 per share for gross proceeds of $128,000, of which $125,750 was included in common stock subscribed at May 31, 2008.

b.

On September 8, 2008, the Company completed the offer and sale of 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. In connection with this private placement, the Company incurred $9,000 of share issuance costs.

c.

On March 13, 2009 the Company received $2,000 for stock subscriptions at $0.20 per share.

d.

On September 11, 2009, the Company issued 70,000 split-adjusted common shares at $0.10 per share for gross proceeds of $7,000, of which $2,000 was included in common stock subscribed at May 31, 2009.

e.

On September 11, 2009, the $16,000 convertible note was converted into 160,000 split-adjusted common shares at a conversion price of $0.20 per share. The balance of the unamortized discount of $2,298 was included in additional paid-in capital. See Note 6 (b).

f.

On December 31, 2009, the $11,613 convertible note and accrued interest of $598 was converted into 122,110 split-adjusted common shares at a conversion price of $0.20 per share. See Note 6 (b).

g.

On February 16, 2010, the Company effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 25,394,631 shares of common stock to 50,789,262 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the forward stock-split.

h.

On May 3, 2010, the Company issued 3,600,000 shares of common stock in error that were held in treasury. No consideration was received for these shares, and these shares were subsequently cancelled on September 2, 2010 (Note 12).

1.

Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “Plan”). Pursuant to the Plan, the Company may grant up to a total of 5,000,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company. At May 31, 2010, the Company had no shares of common stock available to be issued under the Plan.

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended May 31, 2010 was $0.11 per share.

The weighted average assumptions used are as follows:

		Year Ended May 31, 2010
Expected dividend yield	0%	0%
Risk-free interest rate	1.33%	3.50%
Expected volatility	132%	177%
Expected option life (in years)	3.99	10

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

		$		$

Outstanding, May 31, 2009 and 2008	–	–

Granted	5,000,000	0.10

Cancelled	(1,000,000)	0.10

Outstanding, May 31, 2010	4,000,000	0.10	9.30	–

Exercisable, May 31, 2010	4,000,000	0.10	9.30	–

9.

Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance - May 31, 2008	–	–

Issued	600,000	$0.10

Balance – May 31, 2009	600,000	$0.10

Issued	528,000	$0.10

Balance – May 31, 2010	1,128,000	$0.10

10.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2010 $	May 31, 2009 $

Net loss before income taxes per financial statements	841,814	140,776

Income tax rate	35%	35%

Expected income tax recovery	(294,635)	(49,271)

Permanent differences	4,135	12,271

Valuation allowance change	290,500	37,000

Provision for income taxes	–	–

The significant components of deferred income tax assets at May 31, 2010 and 2009 are as follows:

	May 31, 2010 $	May 31, 2009 $

Net operating loss carryforward	928,500	638,000

Valuation allowance	(928,500)	(638,000)

Net deferred income tax asset	–	–

The Company has net operating loss carryforwards of approximately $2,653,000 available to offset taxable income in future years which expire beginning in fiscal 2027. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

11.

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

11. Fair Value Measurements (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, cash is based on "Level 1" inputs and convertible notes are valued based on “Level 2” inputs, consisting of model driven valuations. The Company believes that the recorded values of convertible notes and all of the other financial instruments approximate their current fair values because of their nature or respective relatively short durations.

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2010 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	May 31, 2010
	$	$	$	$

Assets:
Cash	257	–	–	257
Total Assets	257	–	–	257

12.

Subsequent Events

a.

On June 1, 2010, 1,000,000 stock options were cancelled.

b.

On September 2, 2010, the Company cancelled 3,600,000 shares of common stock held in treasury. No amounts were paid for these shares held in treasury.

(The Accompany Notes are an Integral Part of Theses Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2010

(Expressed in US dollars)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-K for the year ended May 31, 2010, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President, who is the principal executive officer, and Treasurer, who is the principal financial and accounting officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation the President and the Treasurer have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2010 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2010 and no material weaknesses were discovered.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f)) that occurred during the Company’s the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers and Significant Employees

All directors of the Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages (as of May 31, 2010), positions held, and date first elected/appointed, are as follows:

Name	Position	Age	Date First Elected/Appointed
Gavin Roy	President, Secretary, Treasurer and Director	44	August 9, 2007

Gavin Roy

Gavin Roy was elected Vice President of the Company on August 9, 2007, resigned as Vice President on April 24, 2008 and was appointed as Director and President effective April 24, 2008. On March 30, 2010, Mr. Roy was appointed Secretary and Treasurer. Mr. Roy is currently the principal of Magellan Management Company, a venture capital firm in Vancouver, British Columbia. Prior to forming Magellan Management in 2005, Mr. Roy’s principal occupation has been as an investment advisor with Canaccord Capital Corporation, Octagon Capital Corporation and Global Securities Corporation. Mr. Roy has been a registrant in Canada with the British Columbia, Alberta, Saskatchewan and Ontario securities commissions. Mr. Roy is a director of the following U.S. reporting issuers: Chilco River Holdings, Inc. and Plaza Resources Inc.

Significant Employees

We have no significant employees besides Gavin Roy.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

NAME AND NATURE OF AFFILIATION	LATE REPORTS	REPORTS NOT FILED
Gavin Roy – President, Secretary, Treasurer and Director	14	0
Michael McIsaac – former Secretary, Treasurer, and Director	1	0

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics because of its limited size. The Company only has two employees, who also serve as the only two officers and directors, and therefore has not found it necessary to adopt a code of ethics.

Corporate Governance

As of September 14, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate the Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid to our Principal Executive Officer and other executives for the fiscal year ended May 31, 2010 is as follows:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gavin Roy, President, Secretary, Treasurer and Director (former Vice President)	May 31, 2010	NIL	NIL	NIL	(1)	NIL	NIL	(1)	(1)
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	(1)	(1)
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	(1)	(1)
Michael McIsaac, Former Secretary, Treasurer and Director	May 31, 2010	NIL	NIL	NIL	(2)	NIL	NIL	NIL	NIL
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Kurt Bordian Former Secretary, Treasurer and Director	May 31, 2010	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2009	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

(1)

Magellan Management Company, of which Mr. Roy is a principal, has provided administrative and consulting services to the Company.  On August 31, 2006, Magellan Management Company acquired 400,000 shares of the Company’s common stock at $0.001 per share for consulting services for one year ending August 31, 2007. On September 12, 2007, the Company increased its authorized capital from 100,000,000 common shares to 200,000,000 common shares and effected a 2-for-1 forward stock split of its issued and outstanding shares of common stock, thus increasing Magellan’s consulting payment to 800,000 shares. Gavin Roy was elected Vice President of the Company on August 9, 2007 and resigned as Vice President on April 24, 2008. Gavin Roy was appointed President and Director of the Company effective April 24, 2008. Gavin Roy was appointed Secretary and Treasurer of the Company effective March 30, 2010. During the fiscal year ended May 31, 2010, the Company paid $5,097.25 to Magellan Management Company for administrative and consulting services and granted Magellan Management Company 2,600,000 stock options.

(2)

During the fiscal year ended May 31, 2010, the Company granted Michael McIsaac 1,000,000 stock options which were subsequently cancelled March 30, 2010 upon his resignation as director, secretary and treasurer.

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

Other Compensation Information

The Company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended May 31, 2010. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of the Company during our two most recently completed fiscal years ended May 31, 2010 and 2009.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

On August 24, 2009, the Company’s Board of Directors adopted the Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (the “Plan”).  The Plan was approved by the Company’s shareholders became effective on November 16, 2009.

Pursuant to the Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 5,000,000.  All stock options granted under the Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the Plan.  The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2009.

On August 25, 2009, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the following stock option grants at an exercise price of $0.10 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant:

Name	Stock Options	Exercise Price
Magellan Management Company	2,000,000	$0.10
Robert Krause	1,000,000	$0.10
Michael McIsaac	1,000,000(1)	$0.10

(1) The Company granted Michael McIsaac 1,000,000 stock options which were cancelled March 30, 2010, upon his resignation as director, secretary and treasurer.

On September 1, 2009, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the following stock option grants at an exercise price of $0.11 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant:

Name	Stock Options	Exercise Price
David Seers	100,000	$0.11
Greta Rosario Castillo Mendoza	100,000	$0.11

On September 7, 2009, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the following stock option grants at an exercise price of $0.10 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant:

Name	Stock Options	Exercise Price
Benjamin Alejandro Nunez Montenez	100,000	$0.10
Jose Rodrigues Pizan	100,000	$0.10

On January 4, 2009, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the following stock option grants at an exercise price of $0.10 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant:

Name	Stock Options	Exercise Price
Magellan Management Company	600,000	$0.10

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

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of September 14, 2010:

•

each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•

our named executive officers;

•

our directors; and

•

all of our executive officers and directors as a group.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class*
Directors and Named Executive Officers

Common Stock	Gavin Roy 7425 Arbutus Street Vancouver, BC V6P 5T2	9,830,000 shares directly and indirectly owned by the President (5,830,000 indirectly owned as principal of Magellan Management Company and 4,000,000 directly owned)	20.8%

Directors and Named Executives as a Group		9,830,000	20.8%
5% Shareholders
Common Stock	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	21,404,489shares directly owned	45.4%

Common Stock	Magellan Management Co. 7425 Arbutus Street Vancouver, BC V6P 5T2	5,830,000 shares directly owned	12.4%
Common Stock	Leonard Raymond de Melt 810 Malecon Cisneros Miraflores Lima 18, Peru	3,160,000 shares directly owned	6.7%
Common Stock	Stacy de Melt	4,400,000 shares directly owned	9.3%

* Percentages are calculated on a partially diluted basis based on 47,189,262 shares issued and outstanding on September 14, 2010 and shares acquirable by the holder within the next 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, since the start of the fiscal year ending May 31, 2010, which has materially affected or will materially affect us.

1.

During the year ended May 31, 2010, the Company recognized a total of $6,000 (2009 - $6,000) for donated services at $500 per month, and $3,000 (2009 - $3,000) for donated rent at $250 per month provided by a former director of the Company.

2.

At May 31, 2010, the Company is indebted to a former director of the Company for $1,625 (2009 - $1,625), representing consideration for returning 3,250,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

3.

At May 31, 2010, the Company is indebted to the former president of the Company for $1,375 (2009 - $1,375), representing consideration for returning 2,750,000 shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

4.

At May 31, 2010, the Company is indebted to a company owned by the president of the Company for $221,734 (2009 - $6,435), of which $110,532 (2009 - $6,435) represents expenses paid on behalf of the Company and $111,202 (2009 - $nil) represents net cash advances provided to the Company. These amounts are non-interest bearing, unsecured and have no specific repayment terms.

Other than as set forth above, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, has entered into any agreement with the Company in which any of them is to receive from the Company or provide to the Company anything of value.

Director Independence

We currently act with one director: Gavin Roy.  We have determined that Mr. Roy is not an independent director as defined by Nasdaq Marketplace Rule 5605(a)(2) due to the fact that he is currently an executive officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years ended May 31, 2010 and 2009 and reviews of the consolidated financial statements included in the Company's Forms 10-K for fiscal years ended May 31, 2010 and 2009 were $18,850 and $16,350, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under ‘Audit Fees’ above for fiscal years ended May 31, 2010 and 2009 were $2,500 and $Nil, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal years ended May 31, 2010 and 2008 were $Nil and $Nil, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal years ended May 31, 2010 and 2008 were $Nil and $Nil, respectively.

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

10.5	Fee Arrangement Agreement with Dorsey & Whitney LLP, dated May 29, 2009 (incorporated by reference from our 10-K filed on September 1, 2009)
10.6	Fee Arrangement Agreement with Rodrigo, Elías & Medrano Abogados, dated May 29, 20092009 (incorporated by reference from our 10-K filed on September 1, 2009)
10.7	Fee Arrangement Agreement with Forstrom Jackson, Barristers and Solicitors, dated July 14, 20092009 (incorporated by reference from our 10-K filed on September 1, 2009)
10.8	Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2009)
23.1	Consent of Glen MacDonald (incorporated by reference from our 10-K filed on September 1, 2009)
31.1	Certification of Principal Executive, Financial and Accounting Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK TUSK MINERALS INC.

September 14, 2010

By:__/s/  Gavin Roy________________________

Gavin Roy, President, Secretary, Treasurer and

Principal Executive, Financial and Accounting   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gavin Roy	President, Secretary, Treasurer and Director	September 14, 2010
Gavin Roy	(Principal Executive, Financial and Accounting Officer)

Exhibit 31.1

Certifications

I, Gavin Roy, certify that:

1. I have reviewed this Annual Report on Form 10-K/A of Black Tusk Minerals Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15 (f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

September 14, 2010

/s/ Gavin Roy

Gavin Roy

President, Secretary, Treasurer and Director

(Principal Executive, Financial and Accounting Officer)

            Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of Black Tusk Minerals Inc. (the “Company”) does hereby certify with respect to the Annual Report of the Company on Form 10-K for the period ended May 31, 2009 (the “Report”) that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 14, 2010

/s/ Gavin Roy

Gavin Roy

President, Secretary, Treasurer and Director

(Principal Executive, Financial and Accounting Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.

44