Form 10-Q
period 2010-08-31
Black Tusk Minerals Inc.
filed 2010-10-15
CIK 1350770

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of common shares outstanding at October 15, 2010:      943,790

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations…

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

ITEM 4T.

Controls and Procedures

PART II.

OTHER INFORMATION

ITEM 1.

Legal Proceedings

ITEM 1A.

Risk Factors

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.

Defaults Upon Senior Securities

ITEM 4.

Submission of Matters to a Vote of Security Holders

ITEM 5.

Other Information

ITEM 6.

Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.

Financial Statements

Black Tusk Minerals Inc.

(An Exploration Stage Company)

August 31, 2010

Index

Consolidated Balance Sheets

F-1

Consolidated Statements of Operations

F-2

Consolidated Statements of Cash Flows

F-3

Notes to the Consolidated Financial Statements

F-4

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	August 31, 2010 $	May 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	24	257
Prepaid expenses	–	140

Total Current Assets	24	397

Equipment	1,278	–

Total Assets	1,302	397

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	40,563	33,283
Accrued liabilities	18,797	12,816
Due to related parties (Note 3)	253,966	224,734

Total Current Liabilities	313,326	270,833

Convertible notes and interest (Note 5)	54,824	52,169

Total Liabilities	368,150	323,002

Contingencies (Note 1) Subsequent Events (Note 10) Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 1,015,785 shares issued and outstanding (May 31, 2010 – 1,015,785) (Note 6)	944	944

Additional Paid-in Capital	2,359,006	2,359,006

Donated Capital (Note 3)	45,000	42,750

Deficit Accumulated During the Exploration Stage	(2,771,798)	(2,725,305)

Total Stockholders’ Deficit	(366,848)	(322,605)

Total Liabilities and Stockholders’ Deficit	1,302	397

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to August 31,	August 31,	August 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Amortization	75	75	–
Donated rent (Note 3)	15,000	750	750
Donated services (Note 3)	30,000	1,500	1,500
General and administrative (Note 7)	810,058	4,721	489,840
Impairment of mineral property costs	1,452,208	–	–
Mineral property costs (Note 4)	66,840	20,697	64,101
Professional fees	345,535	15,614	29,209

Total Operating Expenses	2,719,716	43,357	585,400

Loss From Operations	(2,719,716)	(43,357)	(585,400)

Other Expenses

Interest on convertible notes (Note 5)	(26,322)	(3,136)	(7,597)
Loss on conversion of accounts payable to convertible note (Note 5)	(25,760)	–	(878)

Total Other Expenses	(52,082)	(3,136)	(8,475)

Net Loss	(2,771,798)	(46,493)	(593,875)

Net Loss Per Share – Basic and Diluted		(0.05)	(1.27)

Weighted Average Shares Outstanding		1,015,785	468,380

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to August 31, 2010	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009
	$	$	$

Operating Activities

Net loss	(2,771,798)	(46,493)	(593,875)

Adjustments to reconcile net loss to cash:

Amortization	75	75	–
Impairment of mineral property	1,452,208	–	–
Loss on conversion of accounts payable to convertible note	25,760	–	878
Donated services and rent	45,000	2,250	2,250
Common stock issued for services	4,000	–	–
Accretion of convertible debt	26,371	3,185	7,597
Stock – based compensation	557,903	–	457,184

Changes in operating assets and liabilities:

Prepaid expenses	–	140	–
Accounts payable and accrued liabilities	112,050	12,731	(1,701)
Due to related parties	138,411	27,879	92,335

Net Cash Used in Operating Activities	(410,020)	(233)	(35,332)

Investing Activities

Mineral property acquisition costs	(112,208)	–	–

Net Cash Used in Investing Activities	(112,208)	–	–

Financing Activities

Bank indebtedness	–	–	(149)
Proceeds from issuance of common stock	395,437	–	–
Proceeds from loans	50,113	–	45,113
Repayment of loans	(22,500)	–	–
Share issuance costs	(12,000)	–	– (3,000)
Advance from related party	111,202	–	–

Net Cash Provided by Financing Activities	522,252	–	44,964

Increase (Decrease) In Cash	24	(233)	9,632

Cash - Beginning of Period	–	257	–

Cash - End of Period	24	24	9,632

Supplemental Disclosures

Interest paid	1,359	1,159	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued upon the conversion of convertible notes	27,613	27,613	–
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	2,881	2,881
Issuance of convertible notes for mineral property costs	34,113	34,113	34,113

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficiency of $313,302 and has accumulated losses of $2,771,798 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 11, 2010, the Company effected a 50:1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 50,789,262 shares of common stock to 1,015,785 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the reverse stock-split.

b)

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2010, included in the Company’s Annual Report on Form 10-K filed on September 15, 2010 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2010, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2010 and August 31, 2009. The results of operations for the three months ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2011.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2010

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

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 89,014 as at August 31, 2010 (2009 – 62,661).

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

August 31, 2010

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Long-Lived Assets (continued)

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

j)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

l)

Stock –based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

m)

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2010

(Expressed in US dollars)

(Unaudited)

3.

Related Party Transactions and Balances

a)

During the three months ended August 31, 2010, the Company recognized $1,500 (2009 - $1,500) for donated services at $500 per month, and $750 (2009 - $750) for donated rent at $250 per month provided by a former director.

b)

At August 31, 2010, the Company is indebted to a former director of the Company for $1,625 (May 31, 2010 - $1,625), representing consideration for returning 65,000 split-adjusted shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

c)

At August 31, 2010, the Company is indebted to the former president of the Company for $1,375 (May 31, 2010 - $1,375), representing consideration for returning 55,000 split-adjusted shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d)

At August 31, 2010, the Company is indebted to a company owned by the president of the Company for $250,966 (May 31, 2010 - $221,734), of which $139,764 (May 31, 2010 - $110,532) represents expenses paid on behalf of the Company and $111,202 (May 31, 2010 - $111,202) represents net cash advances provided to the Company. These amounts are non-interest bearing, unsecured and have no specific repayment terms.

3.

Mineral Properties

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company would issue an aggregate of 400,000 split-adjusted common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. On April 24, 2008, the Company issued the 400,000 split-adjusted common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and has spent $41,860 on road building. The total cost of $1,421,860 was recognized as an impairment loss during the year ended May 31, 2008. During the year ended May 31, 2010, the Company acquired additional mining rights in the district of Huanza, Province of Huarochiri, Peru by paying $21,958 and incurred $42,143 of mineral property costs.  During the three months ended August 31, 2010, the Company incurred additional mineral property costs of $20,697.

5.

Convertible Promissory Notes

a)

On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $5.00 and warrants to purchase 12,000 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at August 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $47,533 and $3,942, respectively.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2010

(Expressed in US dollars)

(Unaudited)

5.

Convertible Promissory Notes (continued)

b)

On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds used to pay concession fees due on the Company’s principal mineral properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company’s common shares at a conversion rate of $5.00 per share. The principal amounts and due dates are as follows: $12,500 due on September 26, 2009 and $37,613 on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 10,000 split-adjusted common shares of the Company at a price of $5.00 per share until January 23, 2012. On August 31, 2009, the maturity date of the $12,500 convertible note was amended from August 31, 2009 to September 26, 2009. The notes are due on the earlier of (a) the specified due date, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company determined that there was no intrinsic value or beneficial conversion feature on the convertible notes.  As a result, the Company recorded discounts equal to the relative fair value of the detachable warrants of $11,338 as additional paid-in capital and reduced the carrying value of the convertible notes to $38,775. The carrying values of the convertible notes were to be accreted over the term of the convertible notes up to their face value of $50,113.

On September 11, 2009, the Company issued 3,200 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $16,000 and recorded the unamortized discount of $2,298 to additional paid-in capital.

On December 31, 2009, the Company repaid the convertible note in the principal amount of $10,000 due on December 31, 2009.  The Company also made interest payment of $515 on this note.

On December 31, 2009, the Company repaid the convertible note in the principal amount of $12,500 due on September 26, 2009.  The Company also made interest payment of $644 on this note.

On December 31, 2009, the Company issued 2,442 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $11,613 and accrued interest of $598.  At August 31, 2010, accrued interest of $338 remains payable.

c)

On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common stock at a conversion price of $5.00 and warrants to purchase 576 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at August 31, 2010, the carrying value of the convertible note and accrued convertible interest payable thereon were $2,881 and $130, respectively.

During the three months ended August 31, 2010, the Company recorded a loss on conversion of accounts payable to convertible note of $nil (2010 - $878) equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2010

(Expressed in US dollars)

(Unaudited)

5.

Common Stock

a)

On May 3, 2010, the Company issued 72,000 split-adjusted shares of common stock in error that were held in treasury. No consideration was received for these shares, and these shares were subsequently cancelled on September 2, 2010.

b)

On October 11, 2010, the Company effected a 50:1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 50,789,262 shares of common stock to 1,015,785 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the reverse stock-split.

5.

Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “Plan”). Pursuant to the Plan, the Company may grant up to a total of 100,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company.  At August 31, 2010, the Company had 40,000 shares of common stock available to be issued under the Plan.

On June 1, 2010, 20,000 split-adjusted stock options were cancelled.

On August 25, 2009, pursuant to the Plan, the Company granted 80,000 split-adjusted stock options with immediate vesting to directors, officers, employees and consultants to acquire 80,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $457,184, as general and administrative expense.

The Company did not grant any stock options during the three month period ended August 31, 2010.  The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended August 31, 2009 was $5.75 per share.

The weighted average assumptions used are as follows:

Three Months Ended August 31, 2009

Expected dividend yield	0%
Risk-free interest rate	3.45%
Expected volatility	168%
Expected option life (in years)	10

Black Tusk Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2010

(Expressed in US dollars)

(Unaudited)

7.

Stock-Based Compensation (continued)

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, May 31, 2010	80,000	5.00	9.30	–

Cancelled	(20,000)	5.00

Outstanding, August 31, 2010	60,000	5.00	9.07	–

Exercisable, August 31, 2010	60,000	5.00	9.07	–

6.

Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2009	12,000	$5.00

Issued	10,576	$5.00
Balance - May 31, 2010 and August 31, 2010	22,576	$5.00

7.

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

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance, determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

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

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of August 31, 2010 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	August 31, 2010
	$	$	$	$

Assets:
Cash	24	–	–	24
Total Assets	24	–	–	24

10.

Subsequent Events

a.

On September 2, 2010, the Company cancelled 72,000 split-adjusted shares of common stock held in treasury. No amounts were paid for these shares held in demand.

b.

On October 11, 2010, the Company effected a 50:1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 50,789,962 shares of common stock to 1,015,785 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the reverse stock-split.

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of such risks and uncertainties, see the heading “Risk Factors” in our annual report on Form 10-K for our fiscal year ended May 31, 2010, filed with the SEC on September 15, 2010.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

On December 5, 2007, we entered into a master purchase agreement with Black Tusk Peru SAC, a Peruvian corporation and our newly-formed subsidiary, Leonard Raymond De Melt, and Marlene Ore Lamilla (the “Master Purchase Agreement”), pursuant to which we agreed to issue an aggregate of 400,000 split-adjusted common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Ms. Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

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

INCOME STATEMENT DATA	For the three months ended August 31, 2010	For the three months ended August 31, 2009

Revenue	$0	$0
Operating Expenses	$43,357	$585,400
Net Income (Loss)	$(46,493)	$(593,875)
Net Income (Loss) per Common share*	$(0.05)	$(1.27)
Weighted Average Number of Common Shares Outstanding	1,015,785	468,380

*  Basic and diluted

BALANCE SHEET DATA	At August 31, 2010	At May 31, 2010

Working Capital (Deficiency)	$(313,302)	$(270,436)
Total Assets	$1,302	$397
Accumulated Deficit	$(2,771,798)	$(2,725,305)
Shareholders’ Equity (Deficit)	$(366,848)	$(322,605)

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

The Technical Report recommends an exploration program on the Peru Properties during the Company’s fiscal year ending May 31, 2011 at a cost of $225,000, which includes satellite imagery, an airborne geophysical survey and a ground follow-up geology, soil geochemistry and rock sampling program. A drilling decision will be made following a review of results of this initial exploration work.

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Technical Report.  We estimate that cash requirements of approximately $575,000 will be required for exploration, administration costs and to fund working capital during the next twelve months.  We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months.  We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through August 31, 2011.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Results of Operations

Three-month period ended August 31, 2010 compared to three-month period ended August 31, 2009

We did not earn any revenues for the three months ended August 31, 2010 and have not earned any revenues to date.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $43,357 for the three months ended August 31, 2010 compared to $585,400 for the three months ended August 31, 2009.  Operating expenses for the three month period ended August 31, 2010 included: (a) professional fees of $15,614 ($29,209 for the same period in 2009), (b) donated office rent of $750 ($750 for the same period in 2009); (c) donated management services of $1,500 ($1,500 for the same period in 2009); (d) mineral property costs of $20,697 ($64,101 for the same period on 2009);and (e) general and administrative costs of $4,721 ($489,840 for the same period in 2009).  The decrease of $542,043 in operating expenses for the three months ended August 31, 2010 compared to August 31, 2009 is the result of a decrease in general and administrative costs, due primarily to the recording of stock-based compensation for vested options as a general and administrative expense, professional fees and minerals property costs.

We incurred a net loss in the amount of $46,493 for the three months ended August 31, 2010, compared to $593,875 for the three months ended August 31, 2009.  Our decreased loss was primarily attributable to general and administrative costs, professional fees and mineral property costs.

Liquidity and Capital Resources

As at August 31, 2010, the Company had current assets of $24, consisting of cash and current liabilities of $313,326.  The current liabilities consist of accounts payable ($40,563), accrued liabilities ($18,797) and amounts due to related parties ($253,996).  As of the Company’s year ended May 31, 2010, the Company had current assets of $397 and current liabilities of $270,833.  The increase in current liabilities between these two periods is primarily the result of an increase in accounts payable, accrued liabilities and amounts due to related parties primarily resulting from the indebtedness of the Company to a company owned by the president of the Company of $250,966 at August 31, 2010 compared to $221,734 at May 31, 2010, representing expenses paid on behalf of the Company and advances provided to the Company.  This amount is unsecured, non-interest bearing, and due on demand.

As at August 31, 2010, the Company had a working capital deficit of $313,302, compared to a deficit of $270,436 as at May 31, 2010. We estimate that cash requirements of approximately $575,000 will be required for exploration and administration costs, and to fund working capital during the next twelve months.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at August 31, 2010, we had a cumulative deficit of $2,771,798 compared to $2,725,305 as at May 31, 2010.  We expect to incur further losses during the remainder of our fiscal year ending May 31, 2011.

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

We do not currently have any commitments to fund our capital requirements of $575,000 over the next twelve months. Therefore, we need to raise $575,000 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

Since we have not yet earned any revenues from our planned operations and as of August 31, 2010 had a working capital deficit of $313,302 and an accumulated deficit since inception of $2,771,798, there is substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from the Company’s shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company can give no assurance that future financing will be available to it on acceptable terms if at all or that it will attain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2010, included in the Company’s Annual Report on Form 10-K filed on September 15, 2010 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2010, and the consolidated results of its operations and consolidated cash flows for the three ended August 31, 2010 and August 31, 2009. The results of operations for the three months ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2011.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 89,014 as at August 31, 2010 (2009 – 62,661).

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended August 31, 2010, an evaluation was carried out by the Company’s President, who is the Company’s Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the President concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s President as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 1A.

Risk Factors

Not applicable.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders

None.

ITEM 5.

Other Information

Effective October 6, 2010, the Company was no longer quoted on OTC Bulletin Board for failure to comply with Rule 15c2-11. The Company intends on re-establishing a quotation on the OTC Bulletin Board.

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

BLACK TUSK MINERALS INC.

Dated: October 15, 2010

By:__/s/  Gavin Roy________________________

Gavin Roy, President

(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION

I, Gavin Roy, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Black Tusk Minerals Inc.;

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 15, 2010

By:__/s/  Gavin Roy________________________

Gavin Roy, President

(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT 32.

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Black Tusk Minerals, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gavin Roy, Chief Executive Officer and interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 15, 2010

By:__/s/  Gavin Roy________________________

Gavin Roy, President

(Principal Executive Officer and Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Black Tusk Minerals, Inc. and will be retained by Black Tusk Minerals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.