Form 10-Q
period 2010-11-30
Black Tusk Minerals Inc.
filed 2011-01-20
CIK 1350770

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of common shares outstanding at January 24, 2011:      943,790

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

November 30, 2010

Index

Consolidated Balance Sheets F-1

Consolidated Statements of Operations F-2

Consolidated Statements of Cash Flows F-3

Notes to the Consolidated Financial Statements F-4

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	November 30, 2010 $ (unaudited)	May 31, 2010 $
ASSETS		
Current Assets		
Cash	7	257
Prepaid expenses	–	140
Total Current Assets	7	397
Equipment	1,165	–
Total Assets	1,172	397
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current Liabilities		
Accounts payable	67,969	33,283
Accrued liabilities	2,435	12,816
Due to related parties (Note 3)	264,032	224,734
Total Current Liabilities	334,436	270,833
Convertible notes and interest (Note 5)	57,590	52,169
Total Liabilities	392,026	323,002
Contingencies (Note 1)		
Subsequent Event (Note 10)		
Stockholders' Deficit		
Common Stock, 100,000,000 shares authorized, $0.001 par value 943,785 shares issued and outstanding (May 31, 2010 – 1,015,785) (Note 6)	944	944
Additional Paid-in Capital	2,359,006	2,359,006
Donated Capital (Note 3)	47,250	42,750
Deficit Accumulated During the Exploration Stage	(2,798,054)	(2,725,305)
Total Stockholders' Deficit	(390,854)	(322,605)
Total Liabilities and Stockholders' Deficit	1,172	397

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

F-1

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to November 30, 2010 $	For the Six Months Ended November 30, 2010 $	For the Six Months Ended November 30, 2009 $	For the Three Months Ended November 30, 2010 $	For the Three Months Ended November 30, 2009 $
Revenue	–	–	–	–	–
Expenses					
Amortization	188	188	–	113	–
Donated rent (Note 3)	15,750	1,500	1,500	750	750
Donated services (Note 3)	31,500	3,000	3,000	1,500	1,500
General and administrative (Note 7)	822,854	17,517	543,425	12,796	53,585
Impairment of mineral property costs	1,452,208	–	21,958	–	–
Mineral property costs (Note 4)	66,840	20,697	42,143	–	–
Professional fees	353,866	23,945	68,256	8,331	39,047
Total Operating Expenses	2,743,206	66,847	680,282	23,490	94,882
Loss From Operations	(2,743,206)	(66,847)	(680,282)	(23,490)	(94,882)
Other Expenses					
Interest on convertible notes (Note 5)	(29,088)	(5,902)	(14,272)	(2,766)	(6,675)
Loss on conversion of accounts payable to convertible note (Note 5)	(25,760)	–	(878)	–	–
Total Other Expenses	(54,848)	(5,902)	(15,150)	(2,766)	(6,675)
Net Loss	(2,798,054)	(72,749)	(695,432)	(26,256)	(101,557)
Net Loss Per Share – Basic and Diluted		(0.07)	(0.74)	(0.03)	(0.11)
Weighted Average Shares Outstanding		981,000	939,000	945,000	941,000

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

F-2

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to November 30, 2010 $	For the Six Months Ended November 30, 2010 $	For the Six Months Ended November 30, 2009 $
Operating Activities			
Net loss	(2,798,054)	(72,749)	(695,432)
Adjustments to reconcile net loss to cash:			
Amortization	188	188	–
Impairment of mineral property	1,452,208	–	–
Loss on conversion of accounts payable to convertible note	25,760	–	878
Donated services and rent	47,250	4,500	4,500
Common stock issued for services	4,000	–	–
Accretion of convertible debt	29,088	5,902	14,272
Stock – based compensation	557,903	–	497,903
Changes in operating assets and liabilities:			
Prepaid expenses	–	140	(26)
Accounts payable and accrued liabilities	122,458	23,139	25,604
Due to related parties	150,515	39,983	99,836
Net Cash Used in Operating Activities	(408,684)	1,103	(52,465)
Investing Activities			
Purchase of equipment	(1,353)	(1,353)	–
Mineral property acquisition costs	(112,208)	–	–
Net Cash Used in Investing Activities	(113,561)	–	–
Financing Activities			
Bank indebtedness	–	–	(149)
Proceeds from issuance of common stock	395,437	–	5,000
Proceeds from loans	50,113	–	45,113
Repayment of loans	(22,500)	–	–
Share issuance costs	(12,000)	–	–
Advance from related party	111,202	–	2,550
Net Cash Provided by Financing Activities	522,252	–	52,514
Increase (Decrease) In Cash	7	(250)	49
Cash - Beginning of Period	–	257	–
Cash - End of Period	7	7	49
Supplemental Disclosures			
Interest paid	3,132	1,773	–
Income tax paid	–	–	–
Non-cash Investing and Financing Activities			
Common shares issued upon the conversion of convertible notes	27,613	–	–
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	–	2,881
Issuance of convertible notes for mineral property costs	34,113	–	34,113

(The Accompanying Notes are an Integral Part of These Unaudited Consolidated Financial Statements)

F-3

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)
(Unaudited)

1. Nature of Business and Continuance of Operations

Black Tusk Minerals Inc. (the "Company") was incorporated in the State of Nevada on August 8, 2005. Effective September 21, 2007, the Company incorporated a wholly-owned Peruvian subsidiary, Black Tusk Minerals Peru SAC. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, *Development Stage Entities*. The Company's principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficiency of $334,429 and has accumulated losses of $2,798,054 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

a) Basis of Presentation

b) Interim Consolidated Financial Statements

F-4

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)
(Unaudited)

3. Related Party Transactions and Balances

a) During the six months ended November 30, 2010, the Company recognized $3,000 (2009 - $3,000) for donated services at $500 per month, and $1,500 (2009 - $1,500) for donated rent at $250 per month provided by a former director.

b) At November 30, 2010, the Company is indebted to a former director of the Company for $1,625 (May 31, 2010 - $1,625), representing consideration for returning 65,000 split-adjusted shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

c) At November 30, 2010, the Company is indebted to the former president of the Company for $1,375 (May 31, 2010 - $1,375), representing consideration for returning 55,000 split-adjusted shares of common stock to the Company for cancellation. This amount is unsecured, non-interest bearing and due on demand.

d) At November 30, 2010, the Company is indebted to a company owned by the president of the Company for $261,032 (May 31, 2010 - $221,734), of which $149,830 (May 31, 2010 - $110,532) represents expenses paid on behalf of the Company and $111,202 (May 31, 2010 - $111,202) represents net cash advances provided to the Company. These amounts are non-interest bearing, unsecured and have no specific repayment terms.

4. Mineral Properties

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company's acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company would issue an aggregate of 400,000 split-adjusted common shares of the Company to the individuals for the transfer of the properties to the Company's subsidiary. On April 24, 2008, the Company issued the 400,000 split-adjusted common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and has spent $41,860 on road building. The total cost of $1,421,860 was recognized as an impairment loss during the year ended May 31, 2008. During the year ended May 31, 2010, the Company acquired additional mining rights in the district of Huanza, Province of Huarochiri, Peru by paying $21,958 and incurred $42,143 of mineral property costs. During the six months ended November 30, 2010, the Company incurred additional mineral property costs of $20,697.

5. Convertible Notes

a) On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company's common shares at a conversion price of $5.00 and warrants to purchase 12,000 split-adjusted shares of the Company's common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, *Debt – Debt with Conversion and Other Options*, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at November 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $49,656 and $4,556, respectively.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)
(Unaudited)

5. Convertible Notes (continued)

b) On June 26, 2009, the Company issued four convertible notes in exchange for cash proceeds used to pay concession fees due on the Company's principal mineral properties in Peru. The notes bear interest at 10% per annum and are convertible into the Company's common shares at a conversion rate of $5.00 per share. The principal amounts and due dates are as follows: $12,500 due on September 26, 2009 and $37,613 on December 31, 2009. In conjunction with the convertible notes, the Company issued warrants to purchase 10,000 split-adjusted common shares of the Company at a price of $5.00 per share until January 23, 2012. On August 31, 2009, the maturity date of the $12,500 convertible note was amended from August 31, 2009 to September 26, 2009. The notes are due on the earlier of (a) the specified due date, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company determined that there was no intrinsic value or beneficial conversion feature on the convertible notes. As a result, the Company recorded discounts equal to the relative fair value of the detachable warrants of $11,338 as additional paid-in capital and reduced the carrying value of the convertible notes to $38,775. The carrying values of the convertible notes were to be accreted over the term of the convertible notes up to their face value of $50,113.

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

   On December 31, 2009, the Company issued 2,442 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $11,613 and accrued interest of $598. At November 30, 2010, accrued interest of $338 remains payable.

c) On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company's common stock at a conversion price of $5.00 and warrants to purchase 576 split-adjusted shares of the Company's common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at November 30, 2010, the carrying value of the convertible note and accrued convertible interest payable thereon were $2,881 and $159, respectively.

   During the six months ended November 30, 2010, the Company recorded a loss on conversion of accounts payable to convertible note of $nil (May 31, 2010 - $878) equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)
(Unaudited)

6. Common Stock

a) On May 3, 2010, the Company issued 72,000 split-adjusted shares of common stock in error that were held in treasury. No consideration was received for these shares, and these shares were cancelled on September 2, 2010.

7. Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the "Plan"). Pursuant to the Plan, the Company may grant up to a total of 100,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company. At November 30, 2010, the Company had 40,000 shares of common stock available to be issued under the Plan.

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

On September 1, 2009, pursuant to the Plan, the Company granted 4,000 stock options with immediate vesting to consultants to acquire 4,000 split-adjusted common shares at an exercise price of $5.50 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $21,851, as general and administrative expense.

On September 7, 2009, pursuant to the Plan, the Company granted 4,000 stock options with immediate vesting to consultants to acquire 4,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $18,868, as general and administrative expense.

The Company did not grant any stock options during the six months ended November 30, 2010. The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended November 30, 2009 was $5.75 per share.

The weighted average assumptions used were as follows:

	Six Months Ended November 30, 2009
Expected dividend yield	0%
Risk-free interest rate	3.45%
Expected volatility	168%
Expected option life (in years)	10

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)
(Unaudited)

7. Stock-based Compensation (continued)

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding, May 31, 2010	80,000	5.00	9.30	–
Cancelled	(20,000)	5.00		
Outstanding, November 30, 2010	60,000	5.00	8.82	–
Exercisable, November 30, 2010	60,000	5.00	8.82	–

8. Share Purchase Warrants

A summary of the changes in the Company's common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance – May 31, 2009	12,000	$5.00
Issued	10,576	$5.00
Balance - May 31, 2010 and November 30, 2010	22,576	$5.00

9. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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
November 30, 2010
(Expressed in US dollars)
(Unaudited)

9. Fair Value Measurements (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, cash is based on "Level 1" inputs and convertible notes are valued based on "Level 2" inputs, consisting of model driven valuations. The Company believes that the recorded values of convertible notes and all of the other financial instruments approximate their current fair values because of their nature or respective relatively short durations.

Assets measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of November 30, 2010 as follows:

	Fair Value Measurements Using			
	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of November 30, 2010 $
Asset:				
Cash	7	–	–	7
Total Asset	7	–	–	7

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of May 31, 2010 $
Asset:				
Cash	257	–	–	257
Total Asset	257	–	–	257

10. Subsequent Event

On December 7, 2010, the Company entered into an Amendment to the Mining Concession Agreement described in Note 4. Under the terms of the amendment, the parties agreed to terminate the 1% NSR royalty.

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

INCOME STATEMENT DATA	For the six months ended November 30, 2010	For the six months ended November 30, 2009

Revenue	$0	$0
Operating Expenses	$66,847	$680,282
Net Income (Loss)	$(72,749)	$(695,432)
Net Income (Loss) per Common share*	$(0.07)	$(0.74)
Weighted Average Number of Common Shares Outstanding	981,000	939,000

*  Basic and diluted

BALANCE SHEET DATA	At November 30, 2010	At May 31, 2010

Working Capital (Deficiency)	$(334,429)	$(270,436)
Total Assets	$1,172	$397
Accumulated Deficit	$(2,798,054)	$(2,725,305)
Shareholders’ Equity (Deficit)	$(390,854)	$(322,605)

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

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Technical Report.  We estimate that cash requirements of approximately $575,000 will be required for exploration, administration costs and to fund working capital during the next twelve months.  We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months.  We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through November 30, 2011.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Results of Operations

Three-month period ended November 30, 2010 compared to three-month period ended November 30, 2009

We did not earn any revenues for the three months ended November 30, 2010 and have not earned any revenues to date.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $23,490 for the three months ended November 30, 2010 compared to $94,882 for the three months ended November 30, 2009.  Operating expenses for the three month period ended November 30, 2010 included: (a) professional fees of $8,331 ($39,047) for the same period in 2009), (b) donated office rent of $750 ($750 for the same period in 2009); (c) donated management services of $1,500 ($1,500 for the same period in 2009); (d) mineral property costs of $0 ($0 for the same period on 2009); (e) general and administrative costs of $12,796 ($53,585) for the same period in 2009); and (f) amortization costs of $113 ($0) for the same period in 2009).  The decrease of $71,392 in operating expenses for the three months ended November 30, 2010 compared to November 30, 2009 is primarily the result of a decrease in general and administrative costs and professional fees.

We incurred a net loss in the amount of $26,256 for the three months ended November 30, 2010, compared to $101,557 for the three months ended November 30, 2009.  Our decreased loss was primarily attributable to general and administrative costs and professional fees.

Six-month period ended November 30, 2010 compared to six-month period ended November 30, 2009

We incurred operating expenses in the amount of $66,847 for the six months ended November 30, 2010 compared to $680,282 for the six months ended November 30, 2009.  Operating expenses for the six month period ended November 30, 2010 included: (a) professional fees of $23,945 ($68,256) for the same period in 2009), (b) donated office rent of $1,500 ($1,500 for the same period in 2009); (c) donated management services of $3,000 ($3,000 for the same period in 2009); (d) mineral property costs of $20,697 ($42,143 for the same period on 2009); (e) general and administrative costs of $17,517 ($543,425) for the same period in 2009); and (f) amortization costs of $188 ($0) for the same period in 2009).  The decrease of $ 613,435 in operating expenses for the six months ended November 30, 2010 compared to November 30, 2009 is the result of a decrease in general and administrative costs of $525,908 due primarily to the recording of stock-based compensation for vested options, mineral property costs and professional fees.

We incurred a net loss in the amount of $72,749 for the six months ended November 30, 2010, compared to $695,432 for the six months ended November 30, 2009.  Our decreased loss was primarily attributable to general and administrative costs, mineral property costs and professional fees.

Liquidity and Capital Resources

As at November 30, 2010, the Company had current assets of $7, consisting of cash and current liabilities of $334,436.  The current liabilities consist of accounts payable ($67,969), accrued liabilities ($2,435) and amounts due to related parties ($264,032).  As of the Company’s year ended May 31, 2010, the Company had current assets of $397 and current liabilities of $270,833.  The increase in current liabilities between these two periods is primarily the result of an increase in accounts payable and amounts due to related parties primarily resulting from the indebtedness of the Company to a company owned by the president of the Company of $261,032 at November 30, 2010 compared to $221,734 at May 31, 2010, representing expenses paid on behalf of the Company and advances provided to the Company. This amount is unsecured, non-interest bearing, and due on demand.

As at November 30, 2010, the Company had a working capital deficit of $334,429, compared to a deficit of $270,436 as at May 31, 2010. We estimate that cash requirements of approximately $575,000 will be required for exploration and administration costs, and to fund working capital during the next twelve months.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at November 30, 2010, we had a cumulative deficit of $2,798,054 compared to $2,725,305 as at May 31, 2010.  We expect to incur further losses during the remainder of our fiscal year ending May 31, 2011.

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

Since we have not yet earned any revenues from our planned operations and as of November 30, 2010 had a working capital deficit of $334,429 and an accumulated deficit since inception of $2,798,054, there is substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from the Company’s shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company can give no assurance that future financing will be available to it on acceptable terms if at all or that it will attain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

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

On October 11, 2010, the Company effected a 50:1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 47,189,262 shares of common stock to 943,785 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the reverse stock-split.

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2010, and the consolidated results of its operations and consolidated cash flows for the three months and six months ended November 30, 2010 and November 30, 2009. The results of operations for the three months and six months ended November 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2011.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 89,014 as at November 30, 2010 (2009 – 130,275).

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

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended November 30, 2010, an evaluation was carried out by the Company’s President, who is the Company’s Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the President concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s President as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 1A.

Risk Factors

Not applicable.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders

None.

ITEM 5.

Other Information

Effective November 19, 2010, the Company re-established its quotation on the OTC Bulletin Board.

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

Dated: January 24, 2011

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

Dated: January 24, 2011

By:__/s/  Gavin Roy________________________

Gavin Roy, President

(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT 32.

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Black Tusk Minerals, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gavin Roy, Chief Executive Officer and interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 24, 2011

By:__/s/  Gavin Roy________________________

Gavin Roy, President

(Principal Executive Officer and Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Black Tusk Minerals, Inc. and will be retained by Black Tusk Minerals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.