Form 10-Q
period 2011-02-28
Black Tusk Minerals Inc.
filed 2011-04-14
CIK 1350770

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes  ☒   No

Number of common shares outstanding at April 14, 2011: 4,000,000

PART I.       FINANCIAL INFORMATION

ITEM 1.                 Financial Statements.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	February 28, 2011 $	May 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	19,484	257
Prepaid expenses	–	140

Total Current Assets	19,484	397

Equipment	2,547	–

Total Assets	22,031	397

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	47,336	33,283
Accrued liabilities	117	12,816
Due to related parties (Note 3)	153,671	224,734

Total Current Liabilities	201,124	270,833

Convertible Notes and Interest (Note 5)	100,762	52,169

Total Liabilities	301,886	323,002

Contingencies (Note 1) Commitments (Note 11) Subsequent Event (Note 12) Stockholders’ Deficit

Common Stock, 4,000,000 shares authorized, $0.001 par value 3,533,333 shares issued and outstanding (May 31, 2010 – 1,015,785) (Note 6)	3,533	944

Additional Paid-in Capital	2,488,761	2,359,006

Donated Capital (Note 3)	49,500	42,750

Deficit Accumulated During the Exploration Stage	(2,821,649)	(2,725,305)

Total Stockholders’ Deficit	(279,855)	(322,605)

Total Liabilities and Stockholders’ Deficit	22,031	397

See Accompanying Notes to Financial Statements

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2011 $	2011 $	2010 $	2011 $	2010 $

Revenue	–	–	–	–	–

Expenses

Amortization	301	113	–	301	–
Donated rent (Note 3)	16,500	750	750	2,250	2,250
Donated services (Note 3)	33,000	1,500	1,500	4,500	4,500
General and administrative (Note 7)	836,614	13,760	70,882	31,277	614,306
Impairment of mineral property costs	1,452,208	–	–	–	–
Mineral property costs (Note 4)	66,840	–	–	20,697	64,101
Professional fees	358,259	4,393	21,718	28,338	89,974

Total Operating Expenses	2,763,722	20,516	94,850	87,363	775,131

Loss From Operations	(2,763,722)	(20,516)	(94,850)	(87,363)	(775,131)

Other Expenses

Interest on convertible notes (Note 5)	(32,167)	(3,079)	(3,633)	(8,981)	(17,905)
Loss on conversion of accounts payable to convertible note (Note 5)	(25,760)	–	–	–	(878)

Total Other Expenses	(57,927)	(3,079)	(3,633)	(8,981)	(18,783)

Net Loss	(2,821,649)	(23,595)	(98,483)	(96,344)	(793,914)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.10)	(0.08)	(0.84)

Weighted Average Shares Outstanding		1,519,000	938,340	1,134,000	940,140

See Accompanying Notes to Financial Statements

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to February 28, 2011 $	For the Nine Months Ended February 28, 2011 $	For the Nine Months Ended February 28, 2010 $

Operating Activities

Net loss	(2,821,649)	(96,344)	(793,914)

Adjustments to reconcile net loss to cash:

Amortization	301	301	–
Impairment of mineral property	1,452,208	–	–
Loss on conversion of accounts payable to convertible note	25,760	–	878
Donated services and rent	49,500	6,750	6,750
Common stock issued for services	4,000		–
Accretion of convertible debt	29,596	6,410	17,905
Gain on settlement of debt	2,867	2,867	–
Stock – based compensation	557,903	–	557,903

Changes in operating assets and liabilities:
Prepaid expenses	–	140	(59)
Accounts payable and accrued liabilities	105,558	6,239	27,116
Due to related parties	147,772	37,240	101,406

Net Cash Used in Operating Activities	(446,184)	(36,397)	(82,015)

Investing Activities

Purchase of equipment	(1,495)	(1,495)	–
Mineral property acquisition costs	(112,208)	–	–

Net Cash Used in Investing Activities	(113,703)	(1,495)	–

Financing Activities

Bank indebtedness	–	–	4,308
Proceeds from issuance of common stock	411,937	16,500	5,000
Proceeds from loans	93,613	43,500	45,113
Repayment of loans	(25,381)	(2,881)	(22,500)
Share issuance costs	(12,000)	–	–
Advance from related party	111,202	–	53,094
Repayment of advance to related party	–	–	(3,000)

Net Cash Provided by Financing Activities	579,371	57,119	82,015

Increase (Decrease) In Cash	19,484	19,227	–

Cash - Beginning of Period	–	257	–

Cash - End of Period	19,484	19,484	–

Supplemental Disclosures

Interest paid	3,974	2,615	1,159
Income tax paid	–	–	–

Supplemental Cash Flow Information (Note 10)

See Accompanying Notes to Financial Statements

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficiency of $181,640 and has accumulated losses of $2,821,649 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 11, 2010, the Company effected a 50:1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 47,189,262 shares of common stock to 943,785 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the reverse stock-split.

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2011, and the consolidated results of its operations and consolidated cash flows for the three months and nine months ended February 28, 2011 and February 28, 2010. The results of operations for the three months and nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2011.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
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

d)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011 and 2010, the Company has no items that represent other comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to other comprehensive income or loss.

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 3,815,218 as at February 28, 2011 (2010 – 130,275).

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
February 28, 2011
(Expressed in US dollars)
(Unaudited)

h)	Long-Lived Assets (continued)

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

i)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. The Company believes that the recorded values of all of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

l)	Stock-based Compensation

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
February 28, 2011
(Expressed in US dollars)
(Unaudited)

3.	Related Party Transactions and Balances

a)
During the nine months ended February 28, 2011, the Company recognized $4,500 (2010 - $4,500) for donated services at $500 per month, and $2,250 (2010 - $2,250) for donated rent at $250 per month provided by a former director.

b)
During the nine months ended February 28, 2011, the Company paid $1,625 to a former president and director of the Company for returning 65,000 split-adjusted shares of common stock to the Company for cancellation. At February 28, 2011, the Company is indebted to a former director of the Company for $nil (May 31, 2010 - $1,625).

c)
During the nine months ended February 28, 2011, the Company paid $1,375 to the former secretary, treasurer and director of the Company for returning 55,000 split-adjusted shares of common stock to the Company for cancellation. At February 28, 2011, the Company is indebted to the former president of the Company for $nil (May 31, 2010 - $1,375).

d)
On February 8, 2011, the Company entered into a disgorgement and settlement agreement with Magellan Management Company, a company wholly owned and controlled by the President of the Company (“Magellan”). Pursuant to the agreement, the Company issued 5,163,313 units at $0.05 per unit (the “Magellan Placement”) to settle $261,302 of debt owed to the Related Company (“Magellan Debt”) as a result of cash advances made by the Magellan to the Company. A portion of the Magellan Placement was rescinded (Refer to Note 3(g) below). Each unit consists of one share of common stock and one warrant to purchase an additional common share of the Company at $0.05.  As a result of this issuance of units, the Magellan was subject to matching under Section 16(b) of the Securities Exchange Act of 1934, due to sales of shares made by Magellan on August 13 and August 23, 2010. As a result of the matching transaction, Magellan was required to disgorge $2,866.34 in profits (Refer to Note 3(f) below).  The $2,866.34 was forgiven as part of the Magellan Debt. (Refer to Note 6(c)).

e)
At February 28, 2011, the Company is indebted to a company owned by the president of the Company for $153,671 (May 31, 2010 - $221,734), of which $153,671 (May 31, 2010 - $110,532) represents expenses paid on behalf of the Company and $nil (May 31, 2010 - $111,202) represents net cash advances provided to the Company. $5,162 of the total amount of $153,671 is non-interest bearing, unsecured and has no specific repayment terms. The remaining indebtedness amount of $148,509 will be converted into units pursuant to a rescission and conditional purchase agreements entered into by the Company and the related party on March 30, 2011 and April 14, 2011 (Refer to Note 3(g) below for details on the Rescission and Conditional Purchase Agreement).

f)
On February 8, 2011, the Company and Magellan entered into a Section 16 Disgorgement and Settlement Agreement (the “Disgorgement Agreement”). Magellan is wholly owned and controlled by Gavin Roy, the President and a director of the Company. As part of a private placement that occurred on February 8, 2011, the Company issued 5,163,313 units to Magellan in the Magellan Placement, in order to pay off the Magellan Debt  (Refer to Notes 3(d) above and 6(c) below).  As a result of this issuance of units, Magellan was subject to disgorgement under Section 16(b) of the Securities Exchange Act of 1934, due to sales of shares made by Magellan on August 13 and August 23, 2010. Magellan was required to disgorge $2,867 in profits. Under the terms of the Disgorgement Agreement, Magellan disgorged $2,867 by forgiving that amount of the Magellan Debt.

g)
The Company determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into a rescission and conditional purchase agreement with Magellan (the “Rescission and Conditional Purchase Agreements”) whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,703,509 and 266,667 (2,970,176 in the aggregate) shares of common stock and 2,703,509 and 266,667 (2,970,176 in the aggregate) share purchase warrants (collectively, the “Rescinded Units”) in consideration for the Company’s acknowledgement of

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Expressed in US dollars)
(Unaudited)

3.	Related Party Transactions and Balances (continued)

the debt obligation in the amount of $135,176 and $13,333 ($148,509 in the aggregate) owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreements under the same terms as the Magellan Placement.

4.	Mineral Properties

On August 13, 2007, the Company entered into a term sheet with two individuals detailing the principal terms of the Company’s acquisition of 15 mining concessions and pediments covering approximately 8,000 hectares located in the District of Huanza, Province of Huarochiri, Peru. These concessions are subject to a 1% net smelter royalty granted to those individuals. As a result, the Company formed a Peruvian subsidiary to acquire the concessions. On December 5, 2007, the Company entered into a Master Purchase Agreement pursuant to which the Company would issue an aggregate of 400,000 split-adjusted common shares of the Company to the individuals for the transfer of the properties to the Company’s subsidiary. On April 24, 2008, the Company issued the 400,000 split-adjusted common shares at a fair value of $1,330,000. The Company paid $50,000 for the right to use adjacent property for mineral exploration purposes and has spent $41,860 on road building. The total cost of $1,421,860 was recognized as an impairment loss during the year ended May 31, 2008. On December 7, 2010, the Company entered into an Amendment to the Mining Concession Agreement.  Pursuant to the amendment, both parties agreed to terminate the 1% NSR royalty.

During the year ended May 31, 2010, the Company acquired additional mining rights in the district of Huanza, Province of Huarochiri, Peru by paying $21,958 and incurred $42,143 of mineral property costs.  During the nine months ended February 28, 2011, the Company incurred additional mineral property costs of $20,697.

5.	Convertible Notes

a)
On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $5.00 and warrants to purchase 12,000 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at February 28, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $51,936 and $5,163, respectively.

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
February 28, 2011
(Expressed in US dollars)
(Unaudited)

5.	Convertible Notes (continued)

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

On December 31, 2009, the Company issued 2,442 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $11,613 and accrued interest of $598.  During the period ended February 28, 2011, the Company paid the remaining $338 of interest outstanding on this note.

On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common stock at a conversion price of $5.00 and warrants to purchase 576 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. On February 17, 2011, the Company repaid the remaining principle  and interest outstanding on the convertible note of $2,881 and $188 respectively.

During the nine months ended February 28, 2011, the Company recorded a loss on conversion of accounts payable to convertible note of $nil (May 31, 2010 - $878) equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

c)
On February 8, 2011, the Company issued two convertible notes with an aggregate principal amount of $33,500, bearing interest at 7% per annum, and convertible into units at $0.05 per unit, consisting of one share of common stock of the Company and one share purchase warrant exercisable to acquire one share of common stock of the Company at an exercise price of $0.05. The note is due on the earlier of: (a) March 1, 2016, or (b) the date the Company closes an Acquisition Transaction: (defined as (i) any sale of equity securities or securities convertible

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Expressed in US dollars)
(Unaudited)

5.	Convertible Notes (continued)

into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholders of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange.  In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law). In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at February 28, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,500 and $128, respectively.

d)
On February 10, 2011, the Company issued two convertible notes with an aggregate principal amount of $10,000, bearing interest at 7% per annum, and convertible into units at $0.05 per unit, consisting of one share of common stock of the Company and one share purchase warrant exercisable to acquire one share of common stock of the Company at an exercise price of $0.05. The note is due on the earlier of: (a) March 1, 2016, (b) the date the Company closes an Acquisition Transaction (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholders of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange.  In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law). In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at February 28, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $10,000 and $35, respectively (Refer to Note 11(c) for details on the conversion of these convertible notes).

6.	Common Stock

a)
On May 3, 2010, the Company issued 72,000 split-adjusted shares of common stock in error that were held in treasury. No consideration was received for these shares, and these shares were cancelled on September 2, 2010.

b)
On October 11, 2010, the Company effected a 50:1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 47,189,262 shares of common stock to 943,785 shares of common stock. All per share amounts, number and exercise price of stock options, warrants and conversion price of convertible debt have been retroactively restated to reflect the reverse stock-split.

c)
On February 8, 2011, the Company issued 5,163,313 units at $0.05 per unit to Magellan, a company which is wholly owned and controlled by the President of the Company to settle $261,032 of debt. Each unit consists of one share of common stock and one warrant to purchase an additional share of the Company’s common stock at a price of $0.05 per share until February 8, 2016. The Company recorded a credit of $2,867 in additional paid in capital, pursuant to the Disgorgement Agreement. Pursuant to the Rescission and Conditional Purchase Agreements dated March 30, 2011 and April 14, 2011, respectively, the Company rescinded the purchase of 2,970,176 units issued to Magellan (Refer to Note 3(g)) for a net issuance of 2,193,137 units to settle $109,657 of debt (Refer to Notes 3(d) and 3(f)).

d)
On February 8, 2011, the Company issued 66,400 units to settle $3,321 of accounts payable. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.05 per share until February 8, 2016.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Expressed in US dollars)
(Unaudited)

6.	Common Stock (continued)

e)
On February 8, 2011, the Company issued 330,000 units at $0.05 per unit for total proceeds of $16,500.    Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.05 per share until February 8, 2016.

7.	Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “Plan”). Pursuant to the Plan, the Company may grant up to a total of 100,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company.  At November 30, 2010, the Company had 40,000 shares of common stock available to be issued under the Plan.

On August 25, 2009, pursuant to the Plan, the Company granted 80,000 split-adjusted stock options with immediate vesting to directors, officers, employees and consultants to acquire 80,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $457,184, as general and administrative expense.

On September 1, 2009, pursuant to the Plan, the Company granted 4,000 stock options with immediate vesting to consultants to acquire 4,000 split-adjusted common shares at an exercise price of $5.50 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $21,851, as general and administrative expense.

On September 7, 2009, pursuant to the Plan, the Company granted 4,000 stock options with immediate vesting to consultants to acquire 4,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $18,868, as general and administrative expense.

On January 4, 2010, pursuant to the Plan, the Company granted 12,000 stock options with immediate vesting to consultant to acquire 12,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $60,000, as general and administrative expense.

On May 30, 2010, 20,000 split-adjusted stock options were cancelled.

On June 1, 2010, 20,000 split-adjusted stock options were cancelled.

The Company did not grant any stock options during the nine months ended February 28, 2011.  The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months ended February 28, 2010 was $0.11 per share.

The weighted average assumptions used were as follows:

	June 30, 2009	Nine Months Ended February 28, 2011

Expected dividend yield	0%	0%
Risk-free interest rate	1.33%	3.50%
Expected volatility	132%	177%
Expected option life (in years)	3.99	10

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2010	80,000	5.00	9.30	–

Cancelled	(20,000)	5.00
Outstanding, February 28, 2011	60,000	5.00	8.57	–
Exercisable, February 28, 2011	60,000	5.00	8.57	–

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Expressed in US dollars)
(Unaudited)

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2010	22,576	$5.00

Issued	2,589,537	$0.05

Balance – February 28, 2011	2,612,113	$0.05

9.	Fair Value Measurements

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

Pursuant to ASC 825, cash is based on "Level 1" inputs and due to related parties and convertible notes and interest are valued based on “Level 2” inputs, consisting of model driven valuations.  The Company believes that the recorded values of these financial instruments approximate their current fair values because of their nature or respective relatively short durations.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Expressed in US dollars)
(Unaudited)

9.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of February 28, 2011 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of February 28, 2011 $
Asset:
Cash	19,484	–	–	19,484
Total Asset	19,484	–	–	19,484

	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Observable Inputs (Level 2) $	Significant Unobservable Inputs (Level 3) $	Balance as of May 31, 2011 $
Asset:
Cash	257	–	–	257
Total Asset	257	–	–	257

10.      Supplemental cash flow information

	Accumulated From August 8, 2005 (Date of Inception) to February 28, 2011	For the Nine Months Ended February 28, 2011	For the Nine Months Ended February 28, 2010

Non-cash Investing and Financing Activities

Common shares issued upon the conversion of convertible notes	27,613	–	27,613
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	–	2,881
Common shares issued for settlement of accounts payable	3,221	3,221	–
Common shares issued for settlement of due to related party	109,657	109,657	–
Issuance of convertible notes for mineral property costs	34,113	–	34,113

11.   Commitment

On March 30, 2011 and April 14, 2011, the Company entered into  Rescission and Conditional Purchase Agreements whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,970,176 shares of common stock and 2,970,176 share purchase warrants in consideration for the Company’s acknowledgement of the debt obligation in the amount of $148,509 owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2011
(Expressed in US dollars)
(Unaudited)

11.   Commitment (continued)

amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreements under the same terms as the Magellan Placement.

12.    Subsequent Events

a)	On March 9, 2011, the Company issued 200,000 split-adjusted shares of common stock at $0.075 per share for total proceeds of $15,000.

b)	On March 14, 2011, the Company issued 66,667 split-adjusted shares of common stock at $0.075 per share for total proceeds of $5,000.

c)
On March 17, 2011, the Company adopted the Black Tusk Minerals Inc. 2011 Nonqualified Stock Option Plan (the “2011 Plan”). The 2011 Plan is subject to ratification by shareholders of the Company. Pursuant to the 2011 Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the 2011 Plan may not exceed 650,000.  All stock options granted under the 2011 Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the 2011 Plan.

d)
On March 18, 2011, the Company granted 550,000 stock options at an exercise price of $0.12 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant.

e)	On March 30, 2011, the Company issued 200,000 split-adjusted units at $0.05 per unit upon the conversion of the two convertible notes as described in Note 5(d).

f)	On March 30, 2011, and April 14, 2011, the Company entered into the Rescission and Conditional Purchase Agreements with Magellan as described in Note 3(g).

g)
On March 30, 2011, the Company’s board of directors approved an increase in the Company’s authorized common stock to 100,000,000 shares. The increase is subject to approval by shareholders of the Company.

h)	On April 6, 2011, the Company granted 100,000 stock options at an exercise price of $0.12 per share.

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

Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report on Form 10-Q. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

●	our failure to obtain additional financing;
●	our inability to continue as a going concern;
●	the unique difficulties and uncertainties inherent in the mineral exploration business;
●	the inherent dangers involved in mineral exploration;
●	our President’s inability or unwillingness to devote a sufficient amount of time to our business operations;
●	environmental, health and safety laws in Peru;
●	governmental regulations and processing licenses in Peru;
●	uncertainty as to the termination and renewal of our Peruvian mining concessions;
●	our drilling and exploration program and Banking Feasibility Study;
●	our development projects in Peru;
●	Peruvian economic and political conditions;
●	the Peruvian legal system;
●	native land claims in Peru;
●	natural hazards in Peru; and
●	our common stock.

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

Our management has included projections and estimates in this quarterly report on Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

On December 5, 2007, we entered into a master purchase agreement with Black Tusk Peru SAC, a Peruvian corporation and our newly-formed subsidiary, Leonard Raymond De Melt, and Marlene Ore Lamilla (the “Master Purchase Agreement”), pursuant to which we agreed to issue an aggregate of 10,000,000 common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Ms. Lamilla (or her designee) a 1% royalty on the net smelter returns (“NSR Royalty”) upon commercial production on the Peru Properties.

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

On February 25, 2008, the Company consummated a ten year term agreement with the Peasant Community of Huanza, which is the registered titleholder of the land in which our Peru Properties are located, for the exclusive right to use their land to conduct mining exploration activities. On January 24, 2011, the agreement was recorded in its entirety with the public registry in Peru for mineral claims The agreement covers an area of 9,700 hectares, including land outside the Company’s existing mineral claim boundaries, which the Company may eventually decide to carry out exploration activity in the future.

On December 7, 2010, the  Peru Transfer Agreement was amended to eliminate the NSR Royalty whereby the NSR Royalty reverted to Black Tusk Peru and was terminated. The amendment to the Transfer Agreement is registered with the appropriate Peruvian authority.

All of the Peru Properties have been registered with the appropriate Peruvian registries, except for the properties designated “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3,” “Black Tusk 4.” We hope to complete the registration of these properties as soon as possible.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the nine months ended February 28, 2011	For the nine months ended February 28, 2010

Revenue	$0	$0
Operating Expenses	$87,363	$775,131
Net Income (Loss)	$(96,344)	$(793,914)
Net Income (Loss) per Common share*	$(0.08)	$(0.84)
Weighted Average Number of Common Shares Outstanding	1,134,000	940,140

*  Basic and diluted

BALANCE SHEET DATA	At February 28, 2011	At May 31, 2010

Working Capital (Deficiency)	$(181,640)	$(270,436)
Total Assets	$22,031	$397
Accumulated Deficit	$(2,821,649)	$(2,725,305)
Shareholders’ Equity (Deficit)	$(279,855)	$(322,605)

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

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Technical Report.  We estimate that cash requirements of approximately $575,000 will be required for exploration, administration costs and to fund working capital during the next twelve months.  We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $575,000 in debt or equity financing in the next twelve months.  We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through March 30, 2012.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.
Results of Operations

Three-month period ended February 28, 2011 compared to three-month period ended February 28, 2010

We did not earn any revenues for the three months ended February 28, 2011, and have not earned any revenues to date.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $20,516 for the three months ended February 28, 2011, compared to $94,850 for the three months ended February 28, 2010.  Operating expenses for the three month period ended February 28, 2011 included: (a) professional fees of $4,393 ($21,718 for the same period in 2010), (b) donated office rent of $750 ($750 for the same period in 2010); (c) donated management services of $1,500 ($1,500 for the same period in 2010); (d) mineral property costs of $0 ($0 for the same period on 2010); and (e) general and administrative costs of $13,760 ($70,882 for the same period in 2010).  The decrease of $74,334 in operating expenses for the three months ended February 28, 2011 compared to February 28, 2010 is the result of a decrease in professional fees and general and administrative costs.

We incurred a net loss in the amount of $20,516 for the three months ended February 28, 2011, compared to $94,850 for the three months ended February 28, 2010.  Our decreased loss was primarily attributable to professional fees and general and administrative costs.

Nine-month period ended February 28, 2011 compared to nine-month period ended February 28, 2010

We incurred operating expenses in the amount of $87,363 for the nine months ended February 28, 2011, compared to $775,131 for the nine months ended February 28, 2010.  Operating expenses for the nine month period ended February 28, 2011 included: (a) professional fees of $28,338 ($89,974 for the same period in 2010) (b) donated office rent of $2,250 ($2,250 for the same period in 2010); (c) donated management services of $4,500 ($4,500 for the same period in 2010); (d) mineral property costs of $20,697 ($64,101 for the same period on 2010); and (e) general and administrative costs of $31,277 ($614,306 for the same period in 2010).  The decrease of $687,768 in operating expenses for the nine months ended February 28, 2011, compared to February 28, 2010, is the result of a decrease in professional fees, mineral property costs and general and administrative costs, due primarily to the recording of stock-based compensation for vested options in 2009 as a general and administrative expense.

We incurred a net loss in the amount of $96,344 for the nine months ended February 28, 2011, compared to $793,914 for the nine months ended February 28, 2010.  Our decreased loss was primarily attributable to lower professional fees, mineral property costs and general and administrative costs.

Liquidity and Capital Resources

As at February 28, 2011, the Company had current assets of $19,484, consisting of $19,484 cash and no prepaid expenses, and current liabilities of $201,124.  The current liabilities consist of indebtedness due to related parties ($153,671), accounts payable ($47,336), accrued liabilities ($117).  As of the Company’s year ended May 31, 2010, the Company had current assets of $397 and current liabilities of $270,833.  The decrease in current liabilities between these two periods is primarily the result of a decrease in accrued liabilities and amounts due to related parties, primarily resulting from the indebtedness of the Company to Magellan Management Company (“Magellan”), a company owned by Gavin Roy, the president of the Company, representing expenses paid on behalf of the Company and advances provided to the Company in the amount of $261,032, of which $109,657 was converted into units of the Company consisting of common shares and warrants, at $0.05 per unit.

In a series of transactions, on February 8, 2011, the Company issued 5,559,713 units (consisting of common stock and warrants), including 5,163,313 units to Magellan in consideration of the cancellation of $258,166 in debt and Magellan disgorged $2,866 in profits in accordance with Section 16(b) of the Securities Exchange Act of 1934, due to sales of shares made by Magellan on August 13 and August 23, 2010. Magellan was required to disgorge $2,866 in profits by forgiving that amount of the Magellan Debt. The Company subsequently determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into a rescission and conditional purchase agreements with Magellan (the “Rescission and Conditional Purchase Agreements”) whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,703,509 and 266,667 (2,970,176 in the aggregate) shares of common stock and 2,703,509 and 266,667 (2,970,176 in the aggregate)  share purchase warrants (collectively, the “Rescinded Units”) in consideration for the Company’s acknowledgement of the debt obligation in the amount of $135,176 and $13,333 ($148,509 in the aggregate) owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreement under the same terms as the Magellan Placement.

As noted above, the remaining indebtedness amount of $148,509 will be converted into units pursuant to the Rescission and Conditional Purchase Agreement, while $5,162 is unsecured, non-interest bearing, and has no specific repayment terms.

On July 14, 2009, the Company entered into a fee arrangement agreement to settle $2,881 of professional fees included in accounts payable. Pursuant to the agreement the Company issued a convertible note with an aggregate principal amount of $2,881, bearing interest at 4% per annum, and convertible into the Company’s common stock at a conversion price of $5.00 and warrants to purchase 576 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the Company closing an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction or any sale of substantially all of the assets of the Company, any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange), or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. On February 17, 2011, the Company repaid the remaining principal and interest outstanding on the convertible note of $2,881 and $188 respectively.

During the nine months ended February 28, 2011, the Company recorded a loss on conversion of accounts payable to convertible note of $nil (May 31, 2010 - $878) equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

On February 8, 2011, the Company issued two convertible notes with an aggregate principal amount of $33,500, bearing interest at 7% per annum, and convertible into units at $0.05 per unit, consisting of one share of common stock of the Company and one share purchase warrant exercisable to acquire one share of common stock of the Company at an exercise price of $0.05. The note is due on the earlier of: (a) March 1, 2016, or (b) the date the Company closes an Acquisition Transaction: (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholders of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange.  In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law). In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at February 28, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,500 and $128, respectively.

On February 10, 2011, the Company issued two convertible notes with an aggregate principal amount of $10,000, bearing interest at 7% per annum, and convertible into units at $0.05 per unit, consisting of one share of common stock of the Company and one share purchase warrant exercisable to acquire one share of common stock of the Company at an exercise price of $0.05. The note is due on the earlier of: (a) March 1, 2016, (b) the date the Company closes an Acquisition Transaction (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholders of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange.  In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law). In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at February 28, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $10,000 and $35, respectively.

As at February 28, 2011, the Company had a working capital deficit of $181,640, compared to a deficit of $270,436 as at May 31, 2010. We estimate that cash requirements of approximately $575,000 will be required for exploration and administration costs, and to fund working capital during the next twelve months.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at February 28, 2011, we had a cumulative deficit of $2,821,649 compared to $2,725,305 as at May 31, 2010.  We expect to incur further losses during the remainder of our fiscal year ending May 31, 2011.

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

Since we have not yet earned any revenues from our planned operations and as of February 28, 2011 had a working capital deficit of $181,640 and an accumulated deficit since inception of $2,821,649, there is substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from the Company’s shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company can give no assurance that future financing will be available to it on acceptable terms if at all or that it will attain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

On March 9, 2011, the Company closed a private placement of common shares.  Under the terms of the private placement, the Company issued 200,000 common shares at a price of $0.075 per unit.

On March 14, 2011, the Company closed a private placement of common shares.  Under the terms of the private placement, the Company issued 66,667 common shares at a price of $0.075 per unit.

The private placement raised a combined total of $20,000.

The common shares were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States. The common shares of the private placement were not registered under the Securities Act, or the laws of any state, and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares were placed pursuant to exemptions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exemptions being available based on information obtained from the investors to the private placement.

On March 30, 2011 and April 14, 2011, the Company and Magellan entered into the Rescission and Conditional Purchase Agreement Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling Rescinded Units in consideration for the Company’s acknowledgement of the debt obligation in the amount of $148,509 owed to Magellan in connection with the rescission of a portion of the Magellan Placement. Upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the same terms as the Magellan Placement.

On March 30, 2011, the Company issued 200,000 split-adjusted units at $0.05 per unit upon the conversion of the two convertible notes with an aggregate principal amount of $10,000, bearing interest at 7% per annum. Each unit consisted of one share of common stock of the Company and one share purchase warrant for common stock of the Company at an exercise price of $0.05.

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

On October 11, 2010, the Company effected a 50:1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding share capital decreased from 47,189,262 shares of common stock to 943,785 shares of common stock. All per share amounts, number and exercise price of stock options; warrants and conversion price of convertible debt have been retroactively restated to reflect the reverse stock-split.

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2011, and the consolidated results of its operations and consolidated cash flows for the three months and nine months ended February 28, 2011 and February 28, 2010. The results of operations for the three months and nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2011.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 3,815,218 as at February 28, 2011 (2010 – 130,275).

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011 and 2010, the Company has no items that represent other comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to other comprehensive income or loss.

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

Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. The Company believes that the recorded values of all of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ITEM 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                 Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended February 28, 2011, an evaluation was carried out by the Company’s President, who is the Company’s Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the President concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s President as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.                 Legal Proceedings

None.

ITEM 1A.              Risk Factors

Not applicable.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 5,559,713 units at a price of $0.05 per unit. Magellan, a company solely owned and controlled by Gavin Roy, President and a director of the Company, acquired 5,163,313 units in consideration of the cancellation of debt. Each unit consists of one share of common stock of the Company and one full purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.05 until February 8, 2016, a portion of this placement, 2,970,176 units, was rescinded on March 30, 2011 and April 14, 2011 (Refer to “Liquidity and Capital Resources” under Part I, Item 2 for additional details regarding this private placement and the subsequent Rescission and Conditional Purchase Agreements).

On February 8, 2011, the Company issued 7% convertible debentures in the total amount of $33,500. The debentures are due and payable on March 1, 2016, with interest accruing on the unpaid principal amount, compounded annually. The debentures are convertible at the option of the holder into units.  Each unit consists of one share of common stock of the Company, par value of $0.001, and one share purchase warrant, at a conversion price of $0.05 per unit.  Each warrant is exercisable to acquire one share of common stock of the Company at an exercise price of $0.05 per share until February 8, 2016.

On February 10, 2011, the Company issued 7% convertible debentures in the total amount of $10,000. The debentures are due and payable on March 1, 2016, with interest accruing on the unpaid principal amount, compounded annually. The debentures are convertible at the option of the holder into units.  Each unit consists of one share of common stock of the Company, par value of $0.001, and one share purchase warrant, at a conversion price of $0.05 per unit. Each warrant is exercisable to acquire one share of common stock of the Company at an exercise price of $0.05 per share until February 10, 2016 (Refer to “Subsequent Events” under Part II, Item 5 for additional details regarding these debentures).

The units and convertible debentures were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The units, convertible debentures, shares, warrants and underlying shares of the private placement were not registered under the U.S. Securities Act of 1933, as amended (“Securities Act”), or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares, warrants and underlying securities were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.

ITEM 3.                 Defaults Upon Senior Securities

None.

ITEM 4.                 (Removed and Reserved)

Not applicable.

ITEM 5.                 Other Information

Subsequent events

On March 9, 2011, Company closed a private placement of common shares.  Under the terms of the private placement, the Company issued 200,000 common shares at a price of $0.075 per unit.

On March 14, 2011, the Company closed a private placement of common shares.  Under the terms of the private placement, the Company issued 66,667 common shares at a price of $0.075 per unit.

The private placement raised a combined total of $20,000.

On March 17, 2011, the Company adopted the Black Tusk Minerals Inc. 2011 Nonqualified Stock Option Plan (the “2011 Plan”).  The 2011 Plan is subject to ratification by shareholders of the Company. Pursuant to the 2011 Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the 2011 Plan may not exceed 650,000.  All stock options granted under the 2011 Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the 2011 Plan.

On March 18, 2011, the Company granted 550,000 stock options at an exercise price of $0.12 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant. The following grants were made to parties that are officers and directors of the Company, or were subsequently nominated to be directors or appointed to be officers.

Name	Stock Options	Exercise Price
James Bordian (Chief Financial Officer)	50,000	$0.12
Robert G. Krause (Director nominee)	50,000	$0.12
Mark White (Director nominee)	25,000	$0.12
Kurt Bordian (Director)	75,000	$0.12
Magellan Management Company (Gavin Roy, President)	100,000	$0.12

On March 30, 2011 and April 14, 2011, the Company and Magellan entered into the Rescission and Conditional Purchase Agreements, Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling Rescinded Units in consideration for the Company’s acknowledgement of the debt obligation in the amount of $148,509 owed to Magellan in connection with the rescission of a portion of the Magellan Placement. Upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreements under the same terms as the Magellan Placement.

On March 30, 2011, the Company issued 200,000 split-adjusted units at $0.05 per unit upon the conversion of the two convertible notes issued on February 10, 2011, with an aggregate principal amount of $10,000, bearing interest at 7% per annum. Each unit consisted of one share of common stock of the Company and one share purchase warrant for common stock of the Company at an exercise price of $0.05.

On April 6, 2011, the Company granted 100,000 stock options at an exercise price of $0.12 per share.

ITEM 6.                 Exhibits

Exhibit Number	Description
4.1	Form of 7% convertible debentures
4.2	Form of warrant certificate
10.1	Rescission and Conditional Purchase Agreement dated March 30, 2011
10.2	Rescission and Conditional Purchase Agreement dated April 14, 2011
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK TUSK MINERALS INC.

Dated: April 14, 2011	By:	/s/ Gavin Roy
Gavin Roy, President
(Principal Executive Officer)

Dated: April 14, 2011	By:	/s/ James Bordian
James Bordian, Chief Financial Officer