Form 10-K
period 2011-05-31
Black Tusk Minerals Inc.
filed 2011-08-30
CIK 1350770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and had posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405)  is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
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

$495,945 as of November 30, 2010, based on a last sale price on the OTCBB of $0.74.

The number of shares of the Registrant’s Common Stock outstanding as of August 26, 2011 was 6,970,176

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” result, occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our failure to obtain additional financing;

•	our inability to continue as a going concern;

•	the unique difficulties and uncertainties inherent in the mineral exploration business;

•	the inherent dangers involved in mineral exploration;

•	our officer’s inability or unwillingness to devote a sufficient amount of time to our business operations;

•	environmental, health and safety laws in Peru;

•	governmental regulations and processing licenses in Peru;

•	uncertainty as to the termination and renewal of our Peruvian mining concessions;

•	our drilling and exploration program and Banking Feasibility Study;

•	our development projects in Peru;

•	Peruvian economic and political conditions;

•	the Peruvian legal system;

•	native land claims in Peru;

•	natural hazards in Peru; and

•	our common stock.

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

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

On December 5, 2007, we entered into a master purchase agreement with Black Tusk Peru, a Peru corporation and our newly-formed subsidiary, Leonard Raymond De Melt, and Marlene Ore Lamilla (“Master Purchase Agreement”), pursuant to which we agreed to issue an aggregate of 400,000 split-adjusted common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Marlene Ore Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties (the “NSR Royalty”).

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

On August 31, 2009, a Canadian National Instrument 43-101 (“NI 43-101”) compliant technical report relating to the Peru Properties entitled “Geological Evaluation of the Huanza Property” dated August 28, 2009 (the “2009 Technical Report”) was published and filed on SEDAR at www.sedar.com.  The report was prepared and authored by Glen MacDonald P.Geo., a “qualified person” as defined in NI 43-101, at the request of Robert Krause, a mineral geologist for the Company.  The 2009 Technical Report is based on information collected by Mr. MacDonald during a site visit to the Peru Properties performed in August 2009, with additional information provided by the Company. Other information was obtained from sources within the public domain.

On October 11, 2010, the Company completed a 1 for 50 reverse stock split, whereby 50 pre-split shares were exchanged for one post split share of common stock of the Company, $0.001 par value per share.  As a result of the share split, the issued and outstanding shares of the Company was reduced from 200,000,000 to 4,000,000.

On December 7, 2010, the Peru Transfer Agreement was amended to eliminate the NSR Royalty whereby the NSR Royalty reverted to Black Tusk Peru and was terminated. The amendment to the Peru Transfer Agreement is registered with the appropriate Peruvian authority.

On February 8, 2011, Kurt Bordian was appointed to the Board of Directors of the Company.

On February 8, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 5,559,713 units at a price of $0.05 per unit. Magellan Management Company (“Magellan”), a company solely owned and controlled by Gavin Roy, President and a director of the Company, acquired 5,163,313 units in consideration of the cancellation of debt (the “Magellan Placement”). Each unit consists of one share of common stock of the Company and one full purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.05 until February 8, 2016. Portions of this placement, 2,703,509 and 266,667 (2,970,176 in the aggregate) units, were rescinded on March 30, 2011 and April 14, 2011, respectively.

On February 8, 2011, the Company and Magellan entered into a Section 16 Disgorgement and Settlement Agreement (the “Disgorgement Agreement”). As part of a private placement that occurred on February 8, 2011, the Company issued 5,163,313 units to Magellan in the Magellan Placement, in order to pay off the $261,302 of debt owed to the Magellan (“Magellan Debt”) as a result of cash advances made by the Magellan to the Company. As a result of this issuance of units, Magellan was subject to disgorgement under Section 16(b) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) due to sales of shares made by Magellan on August 13 and August 23, 2010. Magellan was required to disgorge $2,866 in profits. Under the terms of the Disgorgement Agreement, Magellan disgorged $2,866 by forgiving that amount of the Magellan Debt.

The Company determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into rescission and conditional purchase agreements with Magellan (the “Rescission and Conditional Purchase Agreements”) whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,703,509 and 266,667 (2,970,176 in the aggregate) shares of common stock and 2,703,509 and 266,667 (2,970,176 in the aggregate) share purchase warrants (collectively, the “Rescinded Units”) in consideration for the Company’s acknowledgement of the debt obligation in the amount of $135,176 owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreement under the same terms as the Magellan Placement.

James Bordian was appointed by the board of directors of the Company as the Chief Financial Officer of the Company effective March 30, 2011.

On April 4, 2011, the Company filed the technical report entitled “Geological Evaluation of the Huanza Property” dated February 2011 (the “Huanza Technical Report”) with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with NI 43-101 by Glen MacDonald, P.Geo., who is a Qualified Person as defined by NI 43-101.  The Huanza Technical Report was prepared by Mr. MacDonald at the request of Robert Krause, a Company geologist. The Huanza Technical Report is based on information collected by Mr. MacDonald during a site visit to the Company’s properties in the Huanza District of Peru in August 2009, with additional information collected through publicly available sources and provided by the Company. The 2009 Technical Report and the Huanza Technical Report form the basis for much of the information in this Annual Report on Form 10-K regarding the Peru Properties. Readers are encouraged to review the technical reports for more information regarding the Peru Properties.

On April 29, 2011 shareholders of the Company passed by written consent amendments to the Bylaws of the Company and an amendment to the Certificate of Incorporation of the Company to increase the authorized share capital of the Company from 4,000,000 to 100,000,000. The amendment to the Certificate of Incorporation was effective June 9, 2011. Additional information can be found in the definitive 14C filed with the SEC on May 3, 2011 and on the 8-K filed with the SEC on June 13, 2011.

Robert Krause and Mark White joined the board of directors of the Company and the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase the authorized share capital of the Company from 4,000,000 shares of common stock to 100,000,000 shares of common stock, effective on June 9, 2011.

On June 13, 2011, in accordance with the Rescission and Conditional Purchase Agreements, the Company issued to Magellan, 2,970,176 units consisting of 2,970,176 shares of common stock of the Company and 2,970,176 common share purchase warrants of the Company which may be converted into shares of common stock of the Company, par value $0.001, at a conversion price of $0.05 per warrant share, until February 8, 2016.

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

According to the General Mining Law of Peru, “Validity Fees” are payable annually at a cost of US$ 3.00 per hectare and must be paid by the 30th of June.  Should payment of Validity Fees not be made for two consecutive years, mining pediments or concessions will be cancelled.  After pediments or concessions are held by a party for 6 years annual fees change according to the following framework:

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

Peruvian Native Land Claims

We are unaware of any outstanding native land claims on the Peru Properties. However, it is possible that a native land claim could be made in the future. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail. Notwithstanding the foregoing, we currently have a ten year term agreement with the Peasant Community of Huanza, which is the registered titleholder of the land in which our Peru Properties are located, for the use of their land to conduct mining exploration activities. This agreement has been recorded with the public registry in order to ensure enforceability against the State and third parties with regards to all of the Peru Properties, except for the properties designated “Altococha Mine 14,” “Altococha Mine 15,” “Altococha Mine 16,” “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3” and “Black Tusk 4.”   We hope to record the agreement with the public registry with regards to these properties as soon as possible.

Employees

Gavin Roy and James Bordian are the Company’s sole employees. We hire independent contractors to assist with general administrative matters from time-to-time.

Item 1A.	Risk Factors.

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

As of May 31, 2011, we had no cash and a working capital deficit in the amount of $319,337. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the technical review and exploration of the Peru Properties. Our current operating funds will not be sufficient to carry out our planned exploration program on the Peru Properties. In addition, we will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Peru Properties into commercial production, if warranted. The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and to fund our working capital deficit. We estimate that cash requirements of approximately $900,000 or more will be required for exploration, administration, and working capital costs for the fiscal year ending May 31, 2012. However, we do not have any commitments to fund these costs. Therefore, we need to raise an additional $900,000 or more in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2012. We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. We have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Failure to raise needed financing or enter into arrangements to fund exploration, development and maintenance of our properties could result in our having to discontinue our mining exploration and development business.

Since May, 31, 2010, we obtained proceeds in the amount of: (1) $16,500 through a private placement of units consisting of shares of common stock and share purchase warrants, 330,000 units were issued at $0.05 per unit; (2) $43,500 through a private placement of 7% convertible debentures; and (3) proceeds in the amount of $20,000 through a private placement of our common shares by issuing 266,667 shares of common stock at $0.075 per share. The private placements funded immediate cash requirements but did not resolve our working capital deficiencies.

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

We have incurred a net loss since of $3,003,384 for the period from August 8, 2005 (date of inception) to May 31, 2011. We estimate that we will be required to raise at least $900,000 during the fiscal year ending May 31, 2012 to satisfy our planned technical review and exploration activities for the Peru Properties and general working capital requirements for general administrative and other expenses. However, we do not have any commitments to fund these costs. We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. We have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Therefore, we have to raise an additional $900,000 in the next twelve months or enter into an arrangement to fund exploration and development of our properties. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Recent market events and conditions

Since 2007, the U.S. credit markets have experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions that still exist in 2011. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings and the loss of the United States’ AAA credit rating by the Standard and Poor’s.

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

Because our President and Secretary has only agreed to provide services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Gavin Roy, our President and Secretary currently devotes approximately thirty hours per week to our business affairs. If the demands of our business require it, Mr. Roy is prepared to adjust his timetable to devote more time to our business. However, Mr. Roy may not be able to devote more time to our affairs when needed. It is possible that the demands of his other interests will increase, with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

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

We are unaware of any outstanding native land claims on the Peru Properties. However, it is possible that a native land claim could be made in the future. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail. Notwithstanding the foregoing, we currently have a ten year term agreement with the Peasant Community of Huanza, which is the registered titleholder of the land in which our Peru Properties are located, for the use of their land to conduct mining exploration activities. This agreement has been recorded with the public registry in order to ensure enforceability against the State and third parties with regards to all of the Peru Properties, except for the properties designated “Altococha Mine 14,” “Altococha Mine 15,” “Altococha Mine 16,” “Black Tusk 1,” “Black Tusk 2,” “Black Tusk 3” and “Black Tusk 4.”   We hope to record the agreement with the public registry with regards to these properties as soon as possible.

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

We may require additional equity financing to be raised in the future.  We may issue securities on less than favorable terms to raise sufficient capital to fund our business plan.  Any transaction involving the issuance of equity securities or securities convertible into common shares would result in dilution, possibly substantial, to present and prospective holders of common shares.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

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

On April 4, 2011, the Company filed the NI 43-101 compliant Huanza Technical Report with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with Canadian National Instrument. Readers are encouraged to review the Technical Report in its entirety on SEDAR (www.sedar.com) or EDGAR (www.sec.gov) for more information regarding the Peru Properties.

Acquisition, Location and Description

On December 5, 2007, we entered into the Master Purchase Agreement with Black Tusk Peru, a Peru corporation and a newly-formed subsidiary of the Company, Leonard Raymond De Melt, and Marlene Ore Lamilla, pursuant to which we agreed to issue an aggregate of 400,000 split-adjusted common shares, par value $0.001 per share, of the Company to Ms. Lamilla and her designees in consideration for the transfer by Ms. Lamilla to Black Tusk Peru of the Peru Properties. As additional consideration for the transfer of the Peru Properties, Black Tusk Peru agreed to grant to Marlene Ore Lamilla (or her designee) a 1% royalty on the net smelter returns upon commercial production on the Peru Properties.

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

On December 7, 2010, the Peru Transfer Agreement was amended to eliminate the NSR Royalty whereby the NSR Royalty reverted to Black Tusk Peru and was terminated. The amendment to the Peru Transfer Agreement is registered with the appropriate Peruvian authority.

The Peru Properties cover an area of 8066.51 hectares in the Republic of Peru and consist of 19 registered claims.  The corner coordinates for the claims boundaries are registered with the Instituto Geológico Minero y Metalúrgico (INGAMMET) Avenida Las Artes Sur 220, San Borja, Lima.  The Peru Properties are located approximately 120 kilometers northeast of the capital, Lima, in the long hydrothermal alteration trend known as the Central Polymetallic Belt. This area is situated in the rugged Western Andean range at an average elevation of 4,200 meters, an area with a long history of successful production.

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

The unpaved roads between the Carterra Central Highway and project area cross an operating freight rail road between Lima and La Oroya. The nearest airport to the Peru Properties is Jorge Chavez International Airport in Lima (120 kilometers). A few derelict buildings stand within the concession boundaries, ownership of these buildings is not known.

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

Peruvian General Mining Law

According to the General Mining Law of Peru, Validity Fees are payable annually at a cost of US$ 3.00 per hectare and must be paid by the 30th of June.  Should payment of Validity Fees not be made for two consecutive years, mining pediments or concessions will be cancelled.  After pediments or concessions are held by a party for 6 years annual fees change according to the following framework:

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

Present Condition

On April 4, 2011, the Company filed the NI 43-101 compliant Huanza Technical Report with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with Canadian National Instrument. Readers are encouraged to review the Technical Report in its entirety on SEDAR (www.sedar.com) or EDGAR (www.sec.gov) for more information regarding the Peru Properties.

The total cost for the acquisition of the Peru Properties was $1,330,000.  During the year ended May 31, 2011, the Company incurred $23,197 of mineral property costs related to the Peru Properties. The Company has made no improvements on the Peru Properties and they contain no physical plant, equipment, or other structures.  The Company has neither improved the present condition of, nor undertaken any work on, the Peru Properties aside from road construction.

The Company’s anticipates using diesel generators as the exclusive power source for the Peru Properties.

As of May 31, 2011, the Company does not know of any environmental issues specific to the Peru Properties. The Company intends to undertake an extensive environmental due diligence program on the entire site.

Geological Setting and Deposit Types

On April 4, 2011, the Company filed the NI 43-101 compliant Huanza Technical Report with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with Canadian National Instrument. Readers are encouraged to review the Technical Report in its entirety on SEDAR (www.sedar.com) or EDGAR (www.sec.gov) for more information regarding the Peru Properties.

As of May 31, 2011 we have performed very limited exploration and sampling of the Peru Properties. The Technical Report does not contain a mineral resources or mineral reserves estimate for the Peru Properties.

Recommended Program

On April 4, 2011, the Company filed the NI 43-101 compliant Huanza Technical Report with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with Canadian National Instrument. Readers are encouraged to review the Technical Report in its entirety on SEDAR (www.sedar.com) or EDGAR (www.sec.gov) for more information regarding the Peru Properties.

The Technical Report recommends the following:

Satellite Imagery	$25,000
Airborne geophysical survey (500 km @ $200/km)	$100,000
Ground follow-up (geology, soil geochemistry, rock sampling)	$100,000

A drilling decision will be made following a review of results of this initial exploration work.

Capital Expenditures

As of May 31, 2011 the Company is in the exploration phase of its planned operations for the Peru Properties. Consequently, we do not anticipate making any capital expenditures for the fiscal year ending May 31, 2012. The only expenses we anticipate accruing prior to May 31, 2012 are those relating to operations, exploration, and technical review. The Company is exploring joint ventures, option arrangements, earn-ins or other arrangements which will fund maintenance, explorations and development of our properties, although none have been negotiated.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The high and low bid quotations of our common stock on the OTCBB as reported by the OTC Markets were as follows:

FINRA OTC Bulletin Board(1)(2)
Quarter Ended	High ($)	Low ($)
May 31, 2011	0.26	0.07

February 28, 2011	1.00	0.1

November 30, 2010	0.75	0.15

August 31, 2010	0.725	0.175

May 31, 2010	$10.5	$0.56

February 28, 2010	$9.5	$2.75

November 30, 2009	$5.50	$2.50

August 31, 2009	$13.75	$4.00

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The pricing gives effect to the 50-1 reverse stock split that was effective on October 8, 2010.

Holders

Our common shares are issued in registered form.  Colonial Stock Transfer Company, Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111 (801) 355-5740 (phone), (801) 355-6505 (fax) is the registrar and transfer agent for our common shares. On August 26, 2011, the shareholders' list of our common shares showed 6,970,176 shares outstanding and 61 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 24, 2009, the Company’s Board of Directors adopted the Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (the “2009 Plan”).  The 2009 Plan was approved by the Company’s shareholders became effective on November 16, 2009.

Pursuant to the 2009 Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the 2009 Plan may not exceed 100,000 split adjusted shares.  All stock options granted under the 2009 Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the 2009 Plan.  The foregoing description of the 2009 Plan is qualified in its entirety by reference to the 2009 Plan, a copy of which is filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2009.

The Committee (as defined in the 2009 Plan) and the Company’s Board of Directors authorized and approved the grant of stock options  on the dates and exercise prices as follows, which were the closing prices of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant.

On August 25, 2009, granted 80,000 split-adjusted stock options at an exercise price of $5.00 per share;

On September 1, 2009, granted 4,000 split-adjusted stock options at an exercise price of $5.50 per share;

On September 7, 2009, granted  4,000 split-adjusted stock options  at an exercise price of $5.00 per share; and

On January 4, 2010, granted 12,000 split-adjusted stock options at an exercise price of $5.00 per share.

On March 17, 2011, the Company’s Board of Directors adopted the Black Tusk Minerals Inc. 2011 Nonqualified Stock Option Plan (the “2011 Plan”).  The 2011 Plan was ratified by the shareholders by written consent on April 29, 2011.

Pursuant to the 2011 Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the 2011 Plan may not exceed 650,000.  All stock options granted under the 2011 Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the 2011 Plan.  The foregoing description of the 2011 Plan is qualified in its entirety by reference to the 2011 Plan, a copy of which was filed as Exhibit 99.1 to a Current Report on Form 8-K filed with the SEC on March 23, 2011.

The Company’s Board of Directors authorized, approved and ratified the grants of stock options on August 11, 2011 and the grants and exercise prices as follows, which were the closing prices of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant.

On March 18, 2011,  granted 550,000 stock options at an exercise price of $0.12 per share; and

On April 6, 2011, granted 100,000 stock options at an exercise price of $0.12 per share

For more information regarding the grants of stock option see “Item 11. Executive Compensation – Outstanding Equity Awards at Fiscal Year End.”

The following summary information is presented in aggregate for the 2009 Plan and the 2011 Plan as of May 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders(1)	750,000(2)	$0.53	40,000
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
(1)	The 2009 Plan was approved by the Company’s shareholders became effective on November 16, 2009; the 2011 Plan was approved by the consenting stockholders on April 29, 2011.
(2)
20,000 split adjusted stock options at an exercise price of $5.00 per share (split-adjusted) were cancelled effective as of the resignation of Michael McIsaac from his positions as director, secretary and treasurer; 20,000 split adjusted stock options at an exercise price of $5.00 per share (split-adjusted) were cancelled effective June 1, 2010.

Recent Sales of Unregistered Securities
During the year ended May 31, 2011, we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the United States Securities Act of 1933, as amended (the “Securities Act”).

On February 8, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 5,559,713 units at a price of $0.05 per unit. Magellan acquired 5,163,313 units in consideration of the cancellation of debt. Each unit consists of one share of common stock of the Company and one full purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.05 until February 8, 2016, a portion of this placement, 2,703,509 and 266,667 (2,970,176 in the aggregate) units, were rescinded on March 30, 2011 and April 14, 2011 (See below for additional details regarding this private placement and the subsequent Rescission and Conditional Purchase Agreement).

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

On February 10, 2011, the Company issued 7% convertible debentures in the total amount of $10,000. The debentures are due and payable on March 1, 2016, with interest accruing on the unpaid principal amount, compounded annually. The debentures are convertible at the option of the holder into units.  Each unit consists of one share of common stock of the Company, par value of $0.001, and one share purchase warrant, at a conversion price of $0.05 per unit. Each warrant is exercisable to acquire one share of common stock of the Company at an exercise price of $0.05 per share until February 10, 2016.

On March 9, 2011, the Company closed a private placement of common shares.  Under the terms of the private placement, the Company issued 200,000 common shares at a price of $0.075 per unit and raised $15,000.

On March 14, 2011, the Company closed a private placement of common shares.  Under the terms of the private placement, the Company issued 66,667 common shares at a price of $0.075 per unit and raised $5,000.

On March 31, 2011, the Company issued 200,000 split-adjusted shares of common stock upon the conversion of the notes in the principal amount of $10,000.

On June 13, 2011, in accordance with the Rescission and Conditional Purchase Agreements, the Company issued to Magellan, 2,970,176 units consisting of 2,970,176 shares of common stock of the Company and 2,970,176 common share purchase warrants of the Company which may be converted into shares of common stock of the Company, par value $0.001, at a conversion price of $0.05 per warrant share, until February 8, 2016.

The units, shares and convertible debentures were offered by the Company in a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The units, convertible debentures, shares, warrants and underlying shares of the private placement were not registered under the Securities Act of 1933, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares, warrants and underlying securities were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the period covered by this annual report, neither us nor any of our affiliates repurchased common shares of the Company registered under section 12 of the Exchange Act, except as listed in this annual report on 10-K.

On February 8, 2011, the Company and Magellan entered into the Disgorgement Agreement. Magellan is wholly owned and controlled by Gavin Roy, the President and a director of the Company. As part of a private placement that occurred on February 8, 2011, the Company issued 5,163,313 units to Magellan in the Magellan Placement, in order to pay off the Magellan Debt as a result of cash advances made by the Magellan to the Company. As a result of this issuance of units, Magellan was subject to disgorgement under Section 16(b) of the Exchange Act, due to sales of shares made by Magellan on August 13 and August 23, 2010. Magellan was required to disgorge $2,866 in profits. Under the terms of the Disgorgement Agreement, Magellan disgorged $2,866 by forgiving that amount of the Magellan Debt.

The Company determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company and Magellan entered the Rescission and Conditional Purchase Agreements whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling the Rescinded Units in consideration for the Company’s acknowledgement of the debt obligation in the amount of $135,176 owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreement under the same terms as the Magellan Placement.

On June 13, 2011, in accordance with the Rescission and Conditional Purchase Agreements, the Company issued to Magellan, 2,970,176 units consisting of 2,970,176 shares of common stock of the Company and 2,970,176 common share purchase warrants of the Company which may be converted into shares of common stock of the Company, par value $0.001, at a conversion price of $0.05 per warrant share, until February 8, 2016.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.  See “Cautionary Note Regarding Forward-Looking Statements” above.

Plan of Operation

Peru Properties

The Company’s plans for the next twelve months are to focus on the exploration of the Peru Properties and estimates that cash requirements of approximately $900,000 will be required for exploration and administration costs and to fund working capital. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $900,000 in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2012. However, we do not have any commitments to fund such costs during the next twelve months.  Since May, 31, 2010, we obtained proceeds in the amount of: (1) $16,500 through a private placement of units consisting of shares of common stock and share purchase warrants, 330,000 units were issued at $0.05 per unit; (2) $43,500 through a private placement of 7% convertible debentures; and (3) proceeds in the amount of $20,000 through a private placement of our common shares by issuing 266,667 shares of common stock at $0.075 per share.

We anticipate that we will incur the following expenses over the next 12 months as of May 31, 2012:

(1)
$350,000 for operating expenses, including general, legal, accounting and administrative expenses associated with our reporting obligations under the Securities Exchange Act of 1934, and general working capital expenditures;

(2)
$550,000 for expenses related to the technical review and exploration of the Peru Properties, including, but not limited to, satellite imagery, the airborne geophysical survey, and geology, soil geochemistry, and rock sampling.

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

On April 4, 2011, the Company filed the NI 43-101 compliant Huanza Technical Report with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with Canadian National Instrument. Readers are encouraged to review the Technical Report in its entirety on SEDAR (www.sedar.com) or EDGAR (www.sec.gov) for more information regarding the Peru Properties.

Limited Operating History; Need for Additional Capital

In Note 1 to the Company’s audited consolidated financial statements as of May 31, 2011, included elsewhere in this Form 10-K, the Company included an explanatory paragraph stating that, because the Company had a working capital deficiency of $319,337 as of May 31, 2011, and had incurred accumulated losses of $3,003,384 for the period from August 8, 2005 (inception) to May 31, 2011, there was substantial doubt about its ability to continue as a going concern.

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

Results of Operations

We did not earn any revenues from May 31, 2010 to May 31, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $265,279 for the period from May 31, 2010 to May 31, 2011 compared to $820,510 for the period from May 31, 2009 to May 31, 2010. These operating expenses included: (a) professional fees in connection with our corporate organization of $86,982 (2010:$113,862); (b) donated office rent of $3,000 (2010: $3,000); (c) donated management services of $6,000 (2010: $6,000); (d) impairment of mineral property costs of $Nil (2010: $21,958); and (e) general and administrative costs of $145,662 (2010: $633,547).

We incurred a net loss in the amount of $278,079 for the period from May 31, 2010 to May 31, 2011 compared to $841,814 for the period from May 31, 2009 to May 31, 2010.  The smaller loss was attributable to less general and administrative fees,  professional fees and property impairment costs.

Liquidity and Capital Resources

There is limited financial information about the Company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

As at May 31, 2011, we had cash of $2 (2010: $257), a working capital deficit of $319,337 (2010: $270,436) and an accumulated deficit of $3,003,384 (2010: $2,725,305).  The increase in working capital deficit was due to decrease in monies due to related parties from $224,734 as at May 31, 2010 to $151,673 as at May 31, 2011 which is offset by increase in accounts payable by $52,589 since May 31, 2010 and increase in current portion of convertible notes and interest from $Nil (May 31, 2010) to $60,168 at May 31, 2011.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. We anticipate that we will need $900,000 or more to fund our capital requirements through May 31, 2012. We do not have any commitments to fund these costs. Therefore, we need to raise an additional $900,000 or more in debt or equity financing in the next twelve months. We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through May 31, 2012. However, we do not have any commitments to fund such costs. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.  Subsequent to May, 31, 2010, we obtained proceeds in the amount of: (1) $16,500 through a private placement of units consisting of shares of common stock and share purchase warrants, 330,000 units were issued at $0.05 per unit; (2) $43,500 through a private placement of 7% convertible debentures; and (3) proceeds in the amount of $20,000 through a private placement of our common shares by issuing 266,667 shares of common stock at $0.075 per share. These proceeds funded our immediate cash requirements but did not resolve our working capital deficit or our need to raise additional capital.

The Company may enter into joint venture agreements, option arrangements, earn-in arrangements or other arrangements with third parties in order to  fund exploration, development and maintenance of its properties or to provide funding to meet the Company’s capital requirements through May 31, 2012.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s working capital deficiency of $319,337 and accumulated losses of $3,003,304 since inception raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti - dilutive.  Shares underlying these securities totalled 4,204,989 as at May 31, 2011 (115,452 - May 31, 2010).

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to comprehensive income or loss.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

The Company’s operations are in Canada and Peru, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Material Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Black Tusk Minerals Inc.
(An Exploration Stage Company)

May 31, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Black Tusk Minerals Inc. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended, and accumulated from August 8, 2005 (Date of Inception) to May 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Tusk Minerals Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated from August 8, 2005 (Date of Inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 29, 2011

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31, 2011 $	May 31, 2010 $

ASSETS

Current Assets

Cash	2	257
Prepaid expenses	964	140

Total Current Assets	966	397

Equipment (Note 2(e))	2,310	–

Total Assets	3,276	397

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	85,872	33,283
Accrued liabilities	22,590	12,816
Due to related parties (Note 3)	151,673	224,734
Convertible notes and interest, current (Note 5)	60,168	–

Total Current Liabilities	320,303	270,833

Convertible Notes and Interest (Note 5)	34,313	52,169

Total Liabilities	354,616	323,002

Contingencies (Note 1)
Subsequent Events (Note 11)

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 4,000,000 shares issued and outstanding (2010 – 1,015,785) (Note 6)	4,000	944

Additional Paid-in Capital	2,596,294	2,359,006

Donated Capital (Note 3)	51,750	42,750

Deficit Accumulated During the Exploration Stage	(3,003,384)	(2,725,305)

Total Stockholders’ Deficit	(351,340)	(322,605)

Total Liabilities and Stockholders’ Deficit	3,276	397

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception)	For the Year Ended	For the Year Ended
	to May 31,	May 31,	May 31,
	2011 $	2011 $	2010 $

Revenue	–	–	–

Expenses

Amortization	538	538	–
Donated rent (Note 3)	17,250	3,000	3,000
Donated services (Note 3)	34,500	6,000	6,000
General and administrative (Note 7)	950,999	145,662	633,547
Impairment of mineral property costs (Note 4)	1,452,208	–	21,958
Mineral property costs (Note 4)	69,340	23,197	42,143
Professional fees	416,903	86,982	113,862

Total Operating Expenses	2,941,738	265,379	820,510

Loss From Operations	(2,941,738)	(265,379)	(820,510)

Other Expenses

Interest on convertible notes (Note 5)	(35,886)	(12,700)	(20,426)
Gain on settlement of debt	–	–	–
Loss on conversion of accounts payable to convertible note (Note 5)	(25,760)	–	(878)

Total Other Expenses	(61,646)	(12,700)	(21,304)

Net Loss	(3,003,384)	(278,079)	(841,814)

Net Loss Per Share – Basic and Diluted		(0.15)	(0.88)

Weighted Average Shares Outstanding		1,833,000	941,000

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From August 8, 2005 (Date of Inception) to May 31, 2011 $	For the Year Ended May 31, 2011 $	For the Year Ended May 31, 2010 $

Operating Activities

Net loss	(3,003,384)	(278,079)	(841,814)

Adjustments to reconcile net loss to cash:

Amortization	538	538	–
Impairment of mineral property	1,452,208	–	21,958
Loss on conversion of accounts payable to convertible note	25,760	–	878
Donated services and rent	51,750	9,000	9,000
Common stock issued for services	4,000	–	–
Accretion of convertible debt	32,045	8,859	20,426
Stock – based compensation	635,903	78,000	557,903

Changes in operating assets and liabilities:
Prepaid expenses	(964)	(824)	(59)
Accounts payable and accrued liabilities	170,703	71,384	11,160
Due to related parties	145,775	35,243	104,097

Net Cash Used in Operating Activities	(485,666)	(75,879)	(116,451)

Investing Activities

Purchase of equipment	(1,495)	(1,495)	–
Mineral property acquisition costs	(112,208)	–	(21,958)

Net Cash Used in Investing Activities	(113,703)	(1,495)	(21,958)

Financing Activities

Bank indebtedness	–	–	(149)
Proceeds from issuance of common stock	431,937	36,500	5,000
Proceeds from loans	93,613	43,500	45,113
Repayment of loans	(25,381)	(2,881)	(22,500)
Share issuance costs	(12,000)	–	–
Advance from related party	111,202	–	111,202

Net Cash Provided by Financing Activities	599,371	77,119	138,666

Increase (Decrease) In Cash	2	(255)	257

Cash - Beginning of Period	–	257	–

Cash - End of Period	2	2	257

Supplemental Disclosures

Interest paid	5,317	3,958	1,159
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued upon the conversion of convertible notes	37,613	10,000	27,613
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	–	2,881
Common shares issued for settlement of accounts payable	3,254	3,254	–
Common shares issued for settlement of due to related party	112,978	112,978	–
Issuance of convertible notes for mineral property costs	34,113	–	34,113

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Period from August 8, 2005 (Date of Inception) to May 31, 2011
(Expressed in US dollars)

							Deficit
							Accumulated
			Additional	Stock	Common		During the
			Paid-in	Subscriptions	Stock	Donated	Exploration
	Shares #	Amount $	Capital $	Receivable $	Subscribed $	Capital $	Stage $	Total $

Balance – August 8, 2005 (Date of Inception)	–	–	–	–	–	–	–	–

August 8, 2005 – common shares issued for cash at $0.0125 per share	380,000	380	4,370	–	–	–	–	4,750

March 24, 2006 – common shares issued for cash at $0.125 per share	292,000	292	36,208	–	–	–	–	36,500

May 31, 2006 – common shares issued for cash at $3.038 per share	2,880	3	8,997	(250)	–	–	–	8,750

Donated rent and services	–	–	–	–	–	6,750	–	6,750

Net loss for the period	–	–	–	–	–	–	(24,639)	(24,639)

Balance – May 31, 2006	674,880	675	49,575	(250)	–	6,750	(24,639)	32,111

August 31, 2006 – common shares issued for services at $0.125 per share	32,000	32	3,968	–	–	–	–	4,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(47,215)	(47,215)

Balance – May 31, 2007	706,880	707	53,543	(250)	–	15,750	(71,854)	(2,104)

September 1, 2007 - common shares issued for cash at $3.750 per share	25,123	25	94,186	–	–	–	–	94,211

Share issuance costs	–	–	(3,000)	–	–	–	–	(3,000)

February 8, 2008 - common shares issued for cash at $3.750 per share	4,260	4	15,971	–	–	–	–	15,975

April 24, 2008 – common shares issued for mineral property at a fair value of $3.325 per share	400,000	400	1,329,600	–	–	–	–	1,330,000

April 24, 2008 – common shares returned for cancellation (Note 3)	(240,000)	(240)	(2,760)	–	–	–	–	(3,000)

Subscriptions received	–	–	–	250	–	–	–	250

Common stock subscribed	–	–	–	–	125,750	–	–	125,750

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(1,670,861)	(1,670,861)

Balance – May 31, 2008	896,263	896	1,487,540	–	125,750	24,750	(1,742,715)	(103,779)

June 17, 2008 - common shares issued for cash at $0.110 per share	20,480	21	127,979	–	(125,750)	–	–	2,250

September 8, 2008 – common shares issued for cash at $5.00 per share	20,000	20	99,980	–	–	–	–	100,000

Share issuance costs	–	–	(9,000)	–	–	–	–	(9,000)

January 23, 2009 – intrinsic value of beneficial conversion feature on convertible debt (Note 6)	–	–	24,600	–	–	–	–	24,600

January 23, 2009 – fair value of warrants issued	–	–	24,882	–	–	–	–	24,882

Common stock subscribed	–	–	–	–	2,000	–	–	2,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	–	(140,776)	(140,776)

Balance – May 31, 2009	936,743	937	1,755,981	–	2,000	33,750	(1,883,491)	(90,823)

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Period from August 8, 2005 (Date of Inception) to May 31, 2011
(Expressed in US dollars)

							Deficit
							Accumulated
			Additional	Stock	Common		During the
			Paid-in	Subscriptions	Stock	Donated	Exploration
	Shares #	Amount $	Capital $	Receivable $	Subscribed $	Capital $	Stage $	Total $

Balance – May 31, 2009	936,743	937	1,755,981	–	2,000	33,750	(1,883,491)	(90,823)

June 26, 2009 – fair value of warrants issued	–	–	11,338	–	–	–	–	11,338

July 14, 2009 – loss on conversion of accounts payable to convertible note	–	–	878	–	–	–	–	878

August 25, 2009 – fair value of options issued	–	–	457,184	–	–	–	–	457,184

September 1, 2009 – fair value of options issued	–	–	21,851	–	–	–	–	21,851

September 7, 2009 – fair value of options issued	–	–	18,868	–	–	–	–	18,868

September 11, 2009 – common shares issued for conversion of note	3,200	3	13,699	–	–	–	–	13,702

September 11, 2009 – common shares issued for cash at $3.571 per share	1,400	1	6,999	–	(2,000)	–	–	5,000

December 31, 2009 – common shares issued for conversion of note	2,442	3	12,208	–	–	–	–	12,211

January 4, 2010 – fair value of options issued	–	–	60,000	–	–	–	–	60,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000

Treasury shares issued but not paid	72,000	–	–	–	–	–	–	–

Net loss for the year	–	–	–	–	–	–	(841,814)	(841,814)

Balance – May 31, 2010	1,015,785	944	2,359,006	–	–	42,750	(2,725,305)	(322,605)

September 2, 2010 – Cancellation of treasury shares	(72,000)	–	–	–	–	–	–	–
			–	–	–	–	–	–
October 11, 2010 – Adjustment to number of shares outstanding after stock split	11	–	–	–	–	–	–	–
	–	–	–	–	–	–	–	–
February 8, 2011 – Shares issued to settle debt	2,259,537	2,259	110,719	–	–	–	–	112,978
	–	–	–	–	–	–	–	–
February 8, 2011 – Common shares issued for cash at $0.05 per share	330,000	330	16,170	–	–	–	–	16,500
	–	–	–	–	–	–	–	–
March 7, 2011 – common shares issued for cash at $0.075 per share	200,000	200	14,800	–	–	–	–	15,000
	–	–	–	–	–	–	–	–
March 11, 2011 – common shares issued for cash at $0.075 per share	66,667	67	4,933	–	–	–	–	5,000
	–	–	–	–	–	–	–	–
March 30, 2011 – common shares issued for conversion of note	100,000	100	4,900	–	–	–	–	5,000
	–	–	–	–	–	–	–	–
March 31, 2011 – common shares issued for conversion of note	100,000	100	4,900	–	–	–	–	5,000

March 18, 2011 – fair value of options issued	–	–	66,000	–	–	–	–	66,000

April 14, 2011 – fair value of options issued	–	–	12,000	–	–	–	–	12,000

Donated rent and services	–	–	–	–	–	9,000	–	9,000
	–	–	–	–	–	–	–	–
Gain on debt settlement	–	–	2,866	–	–	–	–	2,866
	–	–	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–	(278,079)	(278,079)

Balance – May 31, 2011	4,000,000	4,000	2,596,294	–	–	51,750	(3,003,384)	(351,340)

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has a working capital deficiency of $319,337 and has accumulated losses of $3,003,384 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and therefore, has not included a schedule of other comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to other comprehensive income or loss.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 4,204,989 as at May 31, 2011 (2010 – 115,452).

e)	Equipment

Equipment is comprised of computer equipment and is recorded at cost and amortized using the straight line method over the estimated useful life of 3 years.

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

i)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes and interest. The Company believes that the recorded values of all of the Company’s financial instruments approximate their current fair values because of their nature, respective relatively short maturity dates or durations, and current market interest rates for similar financial instruments.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Income Taxes

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

a)
During the year ended May 31, 2011, the Company recognized $6,000 (2010 - $6,000) for donated services at $500 per month, and $3,000 (2010 - $3,000) for donated rent at $250 per month provided by a former director.

b)
At May 31, 2011, the Company paid $1,625 to a former director of the Company for returning 65,000 split-adjusted shares of common stock to the Company for cancellation. At May 31, 2011, the Company is indebted to a former director of the Company for $nil (May 31, 2010 - $1,625)

c)
At May 31, 2011, the Company paid $1,375 to the former secretary, treasurer and director of the Company for returning 55,000 split-adjusted shares of common stock to the Company for cancellation. At May 31, 2011, the Company is indebted to the former secretary, treasurer and director of the Company for $nil (May 31, 2010 - $1,375).

d)
On February 8, 2011, the Company entered into a disgorgement and settlement agreement with Magellan Management Company, wholly owned and controlled by the President of the Company (Magellan). Pursuant to the agreement, the Company issued 5,163,313 units at $0.05 per unit (“Magellan Placement) to settle $261,032 of debt owed to the Related Company (“Magellan Debt”) as a result of cash advances made by the Magellan to the Company. A portion of the Magellan Placement was rescinded (Refer to Note 3(f) below).  Each unit consists of one share of common stock and one warrant to purchase an additional common share of the Company at $0.05. As a result of this issuance of units, the Magellan was subject to matching under section 16(b) of the Securities Exchange Act of 1934, due to sales of shares made by Magellan on August 13 and August 23, 2010. As a result of the matching transaction, Magellan was required to disgorge $2,866 in profits (refer to 3(f) below). The $2,866 was forgiven as part of the Magellan Debt (refer to Note 6(g)).

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

3.	Related Party Transactions and Balances (continued)

e)
At May 31, 2011, the Company is indebted to a company owned by the president of the Company for $151,673 (May 31, 2010 - $221,734), of which $151,673 (May 31, 2010 - $110,532) represents expenses paid on behalf of the Company and $nil (May 31, 2010 - $111,202) represents net cash advances provided to the Company. Indebtedness of $3,164 is non-interest bearing, unsecured and has no specific repayment terms. The remaining indebtedness amount of $148,509 will be converted into units pursuant to a rescission and conditional purchase agreements entered into by the Company and the related party on March 30, 2011 and April 14, 2011 (Refer to Note 3(f) below for details on the Rescission and Conditional Purchase Agreement).

f)
The Company determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into a rescission and conditional purchase agreement with Magellan (the “Rescission and Conditional Purchase Agreements”) whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,703,509 and 266,667 (2,970,176 in the aggregate) shares of common stock and 2,703,509 and 266,667 (2,970,176 in the aggregate) share purchase warrants (collectively, the “Rescinded Units”) in consideration for the Company’s acknowledgement of the debt obligation in the amount of $135,176 and $13,333 ($148,509 in the aggregate) owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company would permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreements under the same terms as the Magellan Placement. On June 13, 2011, the Company issued to Magellan, 2,970,176 units with each unit consisting of one common share and one common share purchase warrant with an exercise price of $0.05 per share exercisable until February 8, 2016. Refer to Note 11(b).

The above transactions have been recorded at the exchange amounts, being the amounts agreed upon by the related parties.

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

During the year ended May 31, 2010, the Company acquired additional mining rights in the district of Huanza, Province of Huarochiri, Peru by paying $21,958 and incurred $42,143 of mineral property costs.  During the year ended May 31, 2011, the Company incurred additional mineral property costs of $23,197. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of mineral property acquisition costs for the year ended May 31, 2011 of $nil (2010 - $21,958).

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

5.	Convertible Notes

a)
On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $5.00 and warrants to purchase 12,000 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at May 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $54,385 and $5,782, respectively.

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

On December 31, 2009, the Company issued 2,442 split-adjusted shares of common stock upon the conversion of a note in the principal amount of $11,613 and accrued interest of $598.  As at May 31, 2011, the Company paid the remaining $338 of interest outstanding on this note.

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

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

5.	Convertible Notes (continued)

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

During the year ended May 31, 2011, the Company recorded a loss on conversion of accounts payable to convertible note of $nil (2010 - $878) equal to the fair value of the warrants issued pursuant to the fee arrangement agreements.

d)
On February 8, 2011, the Company issued two convertible notes with an aggregate principal amount of $33,500, bearing interest at 7% per annum, and convertible into the Company’s common shares at a conversion price of $0.05 and warrants to purchase 670,000 shares of the Company’s common stock at $0.05 per share until March 1, 2016. The note is due on the earlier of: (a) March 1, 2016, (b) the date the Company closes an Acquisition Transaction (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii), any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange. In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law) In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at May 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,500 and $720, respectively.

e)
On February 10, 2011, the Company issued two convertible notes with an aggregate principal amount of $10,000, bearing interest at 7% per annum, and convertible into Units at $0.05 per unit, consisting of one share of common stock of the Company and one share purchase warrant exercisable to acquire one share of common stock of the Company at an exercise price of $0.05. The note is due on the earlier of: (a) March 1, 2016, (b) the date the Company closes an Acquisition Transaction (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii), any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange. In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law). In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature.

On March 31, 2011, the Company issued 200,000 split-adjusted shares of common stock upon the conversion of the notes in the principal amount of $10,000. At May 31, 2011, $94 of accrued interest remains payable.

6.	Common Stock

a)	On September 11, 2009, the Company issued 1,400 split-adjusted common shares at $5.00 per share for gross proceeds of $7,000, of which $2,000 was included in common stock subscribed at May 31, 2009.

b)
On September 11, 2009, the $16,000 convertible note was converted into 3,200 split-adjusted common shares at a conversion price of $5.00 per share. The balance of the unamortized discount of $2,298 was included in additional paid-in capital. See Note 5 (b).

c)	On December 31, 2009, the $11,613 convertible note and accrued interest of $598 was converted into 2,442 split-adjusted common shares at a conversion price of $5.00 per share. See Note 5 (b).

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

6.	Common Stock (continued)

d)
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

e)
On May 3, 2010, the Company issued 72,000 split-adjusted shares of common stock in error that were held in treasury. No consideration was received for these shares, and these shares were cancelled on September 2, 2010.

f)
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

g)
On February 8, 2011, the Company issued 5,163,313 units at $0.05 per unit to a company which is wholly owned and controlled by the President of the Company to settle $261,032 of debt. Each unit consists on one share of common stock and one warrant to purchase an additional share of the Company’s common stock price of $0.05 per share until February 8, 2016. The Company recorded a credit of $2,867 in additional paid in capital, pursuant to the Disgorgement Agreement. Pursuant to the Rescission and Conditional Purchase Agreements dated March 30, 2011 and April 14, 2011, respectively, the Company rescinded the purchase of 2,970,176 units issued to Magellan for a net issuance of 2,193,137 units to settle $109,657 of debt (Refer Note 3(d) and 3(f)).

h)
On February 8, 2011, the Company issued 66,400 units at $0.05 per unit to settle $3,321 of accounts payable. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.05 per share until February 8, 2016.

i)
On February 8, 2011, the Company issued 330,000 units at $0.05 per unit for total proceeds of $16,500.    Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.05 per share until February 8, 2016.

j)	On March 9, 2011, the Company issued 200,000 split-adjusted shares of common stock at $0.075 per share for total proceeds of $15,000.

k)	On March 14, 2011, the Company issued 66,667 split-adjusted shares of common stock at $0.075 per share for total proceeds of $5,000.

l)	On March 30, 2011, the Company issued 200,000 split-adjusted units at $0.05 per unit upon the conversion of the two convertible notes as described in Note 5(e).

m)	On June 9, 2011, the Company increased the authorized common stock to 100,000,000 shares (see Note 11).

7)	Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “2009 Plan”). Pursuant to the 2009 Plan, the Company may grant up to a total of 100,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company.  At May 31, 2011, the Company had 40,000 shares of common stock available to be issued under the 2009 Plan.

On August 25, 2009, pursuant to the 2009 Plan, the Company granted 80,000 split-adjusted stock options with immediate vesting to directors, officers, employees and consultants to acquire 80,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $457,184, as general and administrative expense.

On September 1, 2009, pursuant to the 2009 Plan, the Company granted 4,000 split-adjusted stock options with immediate vesting to consultants to acquire 4,000 split-adjusted common shares at an exercise price of $5.50 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $21,851, as general and administrative expense.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

7)	Stock-Based Compensation (continued)

On September 7, 2009, pursuant to the 2009 Plan, the Company granted 4,000 split-adjusted stock options with immediate vesting to consultants to acquire 4,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $18,868, as general and administrative expense.

On January 4, 2010, pursuant to the 2009 Plan, the Company granted 12,000 split-adjusted stock options with immediate vesting to consultant to acquire 12,000 split-adjusted common shares at an exercise price of $5.00 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $60,000, as general and administrative expense.

On May 30, 2010, 20,000 split-adjusted stock options were cancelled.

On June 1, 2010, 20,000 split-adjusted stock options were cancelled.

On March 17, 2011, the Company adopted the 2011 Nonqualified Stock Option Plan (the “2011 Plan”). Pursuant to the 2011 Plan, the Company may grant up to a total of 650,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company. At May 31, 2011, the Company had no shares of common stock available to be issued under the 2011 Plan.

On March 18, 2011, pursuant to the 2011 Plan, the Company granted 550,000 split-adjusted stock options with immediate vesting to directors, officers and consultants to acquire 550,000 split-adjusted common shares at an exercise price of $0.12 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $66,000 as general and administrative expense.

On April 6, 2011, pursuant to the 2011 Plan, the Company granted 100,000 split-adjusted stock options with immediate vesting to consultants to acquire 100,000 split-adjusted common shares at an exercise price of $0.12 per share exercisable for 10 years and recorded stock-based compensation for the vested options of $12,000 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended May 31, 2011 was $0.12 per share.

The weighted average assumptions used were as follows:

	Year Ended May 31, 2011	Year Ended May 31, 2010

Expected dividend yield	0%	0%
Risk-free interest rate	3.32%	3.50%
Expected volatility	482%	177%
Expected option life (in years)	10	10

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $

Outstanding, May 31, 2009	–	–	–	–

Granted	100,000	5.00
Cancelled	(20,000)	5.00

Outstanding, May 31, 2010	80,000	5.00	9.30	–

Granted	650,000	0.12
Cancelled	(20,000)	5.00

Outstanding, May 31, 2011	710,000	0.53	9.69	–

Exercisable, May 31, 2011	710,000	0.53	9.69	–

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

8)	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2009	12,000	$5.00

Issued	10,576	$5.00

Balance – May 31, 2010	22,576	$5.00

Issued	2,789,537	$0.05

Balance – May 31, 2011	2,812,113	$0.05

9)	Fair Value Measurements

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

Pursuant to ASC 825, cash is based on "Level 1" inputs and convertible notes are valued based on “Level 2” inputs, consisting of model driven valuations.  The Company believes that the recorded values of accounts payable, due to related parties and convertible notes and interest approximate their current fair values because of their nature, respective relatively short durations, or current market rates of interest for similar financial instruments.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US dollars)

9)	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2011 as follows:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1) $	(Level 2) $	(Level 3) $	May 31, 2011 $

Assets:
Cash	2	–	–	2
Total Assets	2	–	–	2

10)	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2011 $	May 31, 2010 $

Net loss before income taxes per financial statements	278,079	841,814

Income tax rate	35%	35%

Expected income tax recovery	(97,328)	(294,635)

Permanent differences	4,007	4,135

Valuation allowance change	93,321	290,500

Provision for income taxes	–	–

The significant components of deferred income tax assets at May 31, 2011 and 2010 are as follows:

	May 31, 2011 $	May 31, 2010 $

Net operating loss carryforward	1,021,857	928,536

Valuation allowance	(1,021,857)	(928,536)

Net deferred income tax asset	–	–

The Company has net operating loss carryforwards of approximately $2,919,600 available to offset taxable income in future years which expire beginning in fiscal 2028. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

11)	Subsequent Events

a)	On June 9, 2011, the Company filed amended Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 100,000,000 shares.

b)
On June 13, 2011, Black Tusk Minerals Inc. (the “Company”) issued to Magellan Management Company (“Magellan”), 2,970,176 units with each unit consisting of one common share and one common share purchase warrant with an exercise price of $0.05 per share exercisable until February 8, 2016. This issuance is in accordance with the rescission and conditional purchase agreements entered into by Magellan and the Company on March 30, 2011, and April 14, 2011. Pursuant to those rescission and conditional purchase agreements 2,703,509 units were rescinded on March 30, 2011 and 266,667 units were rescinded on April 14, 2011. Magellan is wholly owned and controlled by Gavin Roy, the President and a director of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

Item 9A.	Controls and Procedures.

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-K for the year ended May 31, 2011, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President, who is the principal executive officer, and Treasurer, who is the principal financial and accounting officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation the President and the Treasurer have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2011 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2011 and no material weaknesses were discovered. The error that occurred regarding the total number of authorized share capital of the Company, was a result of rounding procedures used by Colonial Stock Transfer Inc, the Company’s transfer agent, when conducting the 50-1 reverse stock split.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform Act of 2010 and the Company only provided the management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f)) that occurred during the Company’s the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, executive Offices and Corporate Governance.

Directors and Executive Officers and Significant Employees

All directors of the Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages (as of May 31, 2011), positions held, and date first elected/appointed, are as follows:

Name	Position	Age	Date First Elected/Appointed
Gavin Roy	President, Secretary, and Director	44	August 9, 2007

Kurt Bordian	Director	42	February 8, 2011

James Bordian	Chief Financial Officer and Treasurer	70	March 30, 2011

Robert Krause	Director	53	June 9, 2011

Mark White	Director	49	June 9, 2011

Gavin Roy
Gavin Roy was elected Vice President of the Company on August 9, 2007, resigned as Vice President on April 24, 2008 and was appointed as Director and President effective April 24, 2008. On March 30, 2010, Mr. Roy was appointed Secretary and Treasurer. Mr. Roy resigned as Treasurer on the appointment of James Bordian. Mr. Roy is currently the principal of Magellan Management Company, a venture capital firm in Vancouver, British Columbia. Prior to forming Magellan Management in 2005, Mr. Roy’s principal occupation has been as an investment advisor with Canaccord Capital Corporation, Octagon Capital Corporation and Global Securities Corporation. Mr. Roy has been a registrant in Canada with the British Columbia, Alberta, Saskatchewan and Ontario securities commissions.

Robert Krause
Mr. Krause was elected to the Board, effective June 9, 2011. Mr. Krause brings over 25 years of experience in the mining and exploration sector, having worked on projects in both North and South America. He serves and has served both private and public corporations in various positions such as: Vice President of exploration for Wyn Developments Inc., Vice President of Exploration for Starfield Resources Inc. and Mine Geologist for Skylark Resources Ltd. Robert Krause graduated from the University of British Columbia in 1985 with a Bachelor of Science in geology. Robert Krause has also been a consulting geologist for the Company.

Mark White
Mr. White was elected to the Board, effective June 9, 2011. Mr. White is also the Chairman and founder of MyRapidMD a mobile application developer specializing in healthcare and first response applications. He also serves as the VP of Business Development for Virtual Medical Centre Inc. (“VMC”), one of Australia’s leading online healthcare and medical information portals. Mr. White is leading VMC’s push into the North American market. Previously he was co-founder and President of Pixtera Corp, a developer of handheld electronic reading devices. From 1999 through 2002 he was as an independent business consultant to young public companies and from 1997-1999 was director of investor relations for Turbodyne Technologies, a maker of electronic turbo chargers. Prior to moving in the direction of entrepreneurial ship he was a stock broker in Los Angeles where he still lives. He is conversant in all aspects of strategic planning, capital raising for early stage companies, as well as the day-to-day obligations of managing an operating company. He received his BA from Victoria University, Wellington New Zealand and currently resides in Los Angeles, California.

Kurt Bordian
Mr. Bordian was appointed to the Board effective February 8, 2011. Mr. Bordian is a designated Certified General Accountant, and holds a Bachelor of Commerce (Honours) Degree from the University of Manitoba. He has worked primarily with public companies in the mineral exploration and oil and gas industries over the past 12 years. Mr. Bordian currently serves as a director or officer on a number of resource exploration and development companies, including: Chief Financial Officer of ESO Uranium Corp. (ESO-TSX.V), Chief Financial Officer of Canyon Copper Corp. (CNYC-OTCBB), director of Palo Duro Energy Inc. (PDE-TSX.V), and director of Calypso Uranium Corp.   (CLP-TSX-V).

James Bordian
James Bordian was appointed by the board of directors of the Company as the Chief Financial Officer of the Company effective March 30, 2011. James Bordian is a retired Chartered Accountant and Certified Internal Auditor with over 40 years experience. During his career, Mr. Bordian has held senior management positions with US Plywood, Dillingham Corporation, Air Canada, and BC Hydro.  Presently he is Vice President of a Vancouver-based private management-consulting firm offering financial accounting services. James Bordian has also held the following past positions: Director and Chairman of Audit and Finance Committee for Royal Aloha Vacation Club; Director and Treasurer of Grand Lakefront Resort Club Canada; and President of Institute of Internal Auditors – Vancouver Chapter. Mr. Bordian has extensive experience in income tax planning, budgeting, financial statement presentations and business evaluations. James Bordian is 70 years old and is the father of Kurt Bordian, a director of the Company.

Significant Employees

Gavin Roy and James Bordian are the Company’s sole employees. We hire independent contractors to assist with general administrative matters from time-to-time.

Family Relationships

James Bordian, the Chief Financial Officer of the Company, is the father of Kurt Bordian who is a Director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company's officers, directors, and persons who beneficially own more than 10% of the Company's common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and 10% Stockholders are also required by Securities and Exchange Commission’s rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

NAME AND NATURE OF AFFILIATION	LATE REPORTS	LATE TRANSACTIONS	REPORTS NOT FILED
Gavin Roy – President, Secretary, and Director	6	13	0
James Bordian	1	1	0
Kurt Bordian	4	5	0
Robert Krause*	n/a	n/a	n/a
Mark White*	n/a	n/a	n/a

*The appointment of Robert Krause and Mark White to the Board was effective on June 9, 2011, which was after the fiscal year end.

Code of Ethics

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. However, the Company has not adopted a code of ethics because of its limited size. The Company only has two employees, James Bordian who serves as an officer and Gavin Roy who serves as an officer and director, and therefore has not found it necessary to adopt a code of ethics.

Corporate Governance

As of August 26, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate the Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of the Company at the address on the cover of this annual report.

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

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors as it currently exists. In addition, we do not have an “audit committee financial expert” as we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues from operations to date.

Item 11.	Executive Compensation.

A summary of cash and other compensation paid to our Principal Executive Officer and other executives for the fiscal year ended May 31, 2011 is as follows:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gavin Roy, President, Secretary, and Director	May 31, 2011	NIL	NIL	NIL	12,000(1)	NIL	NIL	112,657(1)	124,657(1)
(former Vice President and former Treasurer)	May 31, 2010	NIL	NIL	NIL	260,000(1)	NIL	NIL	5,097(1)	265,097(1)
Michael McIsaac, Former	May 31, 2011	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Secretary, Treasurer and Director	May 31, 2010	NIL	NIL	NIL	NIL(2)	NIL	NIL	NIL	NIL(2)
Kurt Bordian Director, and Former	May 31, 2011	NIL	NIL	NIL	9,000(3)	NIL	NIL	NIL	9,000(3)
Secretary, Treasurer	May 31, 2010	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
James Bordian	May 31, 2011	NIL	NIL	NIL	6,000(4)	NIL	NIL	NIL	6,000(4)
Chief Financial Officer	May 31, 2010	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

(1)
Magellan Management Company, of which Mr. Roy is a principal, has provided administrative and consulting services to the Company. On March 18, 2011, the Company granted Magellan 100,000 stock options pursuant to the 2011 Plan. On February 8, 2011,  the Company granted Magellan 2,193,137 units in order to pay off $109,657 of debt owed to the Magellan as a result the Magellan Debt. As a result of this issuance of units, Magellan was subject to disgorgement under Section 16(b) of the Securities Exchange Act of 1934, due to sales of shares made by Magellan on August 13 and August 23, 2010. Magellan was required to disgorge $2,866 in profits. Under the terms of the Disgorgement Agreement, Magellan disgorged $2,866 by forgiving that amount of the Magellan Debt. In addition, during the fiscal year ended May 31, 2011, the Company paid Magellan, $3,000 for administrative and consulting services. During the fiscal year ended May 31, 2010, the Company paid $5,097 to Magellan for administrative and consulting services and granted Magellan Management Company 40,000 split adjusted stock options on August 25, 2009, and 12,000 split adjusted options on January 4, 2010.

(2)
On August 25, 2009, the Company granted Michael McIsaac 20,000 split adjusted stock options at an exercise price of $5.00, which were subsequently cancelled March 30, 2010 upon his resignation as director, secretary and treasurer.

(3)
On March 18, 2011, Kurt Bordian was granted 75,000 options to purchase shares of common stock of the Company at an exercise price of $0.12 pursuant to the 2011 Plan. Kurt Bordian was not an officer of the Company when he received the options, but he was a director of the Company.

(4)
On March 18, 2011, James Bordian was granted 50,000 options to purchase shares of common stock of the Company at an exercise price of $0.12 pursuant to the 2011 Plan. At the time, James Bordian was not an officer of the Company.

Narrative Disclosure to Summary Compensation Table

For the fiscal year ending May, 31, 2011 we did not pay to our directors or officers any salary or ongoing consulting fees. However, Magellan was paid $3,000 for consulting and administrative services during the fiscal year ending May 31, 2011. Effective June 1, 2011, James Bordian, the Chief Financial Officer of the Company, is being paid $1,500 per quarter. We anticipate that additional compensation may be paid to an officer in the event that we decide to proceed with advanced exploration programs on the Peru Properties. Please reference the executive compensation table and accompanying footnote above for all information concerning executive and director compensation.

Other Compensation Information

The Company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended May 31, 2011. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of the Company during our two most recently completed fiscal years ended May 31, 2011 and 2010.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gavin Roy, President,	40,000			5.00	August 25, 2019

Secretary,	12,000	-	-	5.00	January 4, 2020	-	-	-	-
Treasurer and Director (former Vice President)	100,000			0.12	March 18, 2021
James Bordian Chief Financial Officer	50,000	-	-	0.12	March 18, 2021	-	-	-	-

2009 Plan
On August 24, 2009, the Company’s Board of Directors adopted the Plan.  The Plan was approved by the Company’s shareholders became effective on November 16, 2009.

Pursuant to the Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the Plan may not exceed 100,000 (split adjusted).  All stock options granted under the Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the Plan.  The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which is filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2009.

On August 25, 2009, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the following stock option grants at an exercise price of $5.00 per share (split adjusted), which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant:

Name	Stock Options		Exercise Price
Magellan Management Company	40,000		$5.00
Robert Krause	20,000	(1)	$5.00
Michael McIsaac	20,000	(2)	$5.00

(1) The Company granted Robert Krause 20,000 split adjusted stock options which were cancelled on June 1, 2010.

(2) The Company granted Michael McIsaac 20,000 split adjusted stock options which were cancelled March 30, 2010, upon his resignation as director, secretary and treasurer.

On January 4, 2010, the Committee (as defined in the Plan) and the Company’s Board of Directors authorized and approved the following stock option grants at an exercise price of $5.00 per share, which was the closing price of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant:

Name	Stock Options	Exercise Price
Magellan Management Company	12,000	$5.00

2011 Plan

On March 17, 2011, the Company’s Board of Directors adopted the 2011 Plan.  The Plan was ratified by the shareholders by written consent on April 29, 2011.

Pursuant to the 2011 Plan, stock options may be granted to any person who is performing or who has been engaged to perform services of special importance to management of the Company in the operation, development and growth of the Company.  The maximum number of shares with respect to which stock options may be granted under the 2011 Plan may not exceed 650,000.  All stock options granted under the 2011 Plan shall be nonqualified stock options and shall be evidenced by agreements, which shall be subject to the applicable provisions of the 2011 Plan.  The foregoing description of the Plan is qualified in its entirety by reference to the Plan, a copy of which was filed as Exhibit 99.1 to a Current Report on Form 8-K filed with the SEC on March 23, 2011.

The Company’s Board of Directors authorized, approved and ratified the grants of stock options, to officers and directors of the Company, on August 11, 2011 and the grants and exercise prices as follows, which were the closing prices of the Company’s common shares on the OTC Bulletin Board on the trading day immediately prior to the date of grant.

Name of Optionee	Number of Shares	Date of Grant	Exercise Price
James Bordian (i)	50,000	March 18, 2011	$0.12
Robert G. Krause(ii)	50,000	March 18, 2011	$0.12
Mark White (ii)	25,000	March 18, 2011	$0.12
Kurt Bordian	75,000	March 18, 2011	$0.12
Magellan Management Co.	100,000	March 18, 2011	$0.12

(i) James Bordian was not an officer of the Company when the stock options were granted.

(ii) Mark White and Robert Krause were not directors of the Company when the stock options were granted.

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

Compensation of Directors

We do not pay to our directors any compensation for serving on our board of directors. Directors can participate in the Company’s stock option plans and other compensation plans.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Compensation Committee

The Company does not have a Compensation Committee. The Board as a whole makes decisions related to compensation.

Compensation Committee Report

The Company does not have a Compensation Committee. Each member of the Board has reviewed the Compensation and Discussion and Analysis and recommended it be included in this Annual Report on 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of August 26, 2011:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•	our named executive officers;

•	our directors; and

•	all of our executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class*
Directors and Named Executive Officers
Common Stock	Gavin Roy 7425 Arbutus Street Vancouver, BC Canada V6P 5T2	5,417,713	(1)	76.28%
Common Stock	Kurt Bordian 408-1199 West Pender Street Vancouver, BC V6E 2R1	675,880	(2)	9.04%
Common Stock	James Bordian 103-6109 Boundary Drive West Surrey, BC V3X 2A4	250,000	(3)	3.56%
Common Stock	Robert Krause 615-700 West Pender Street Vancouver, BC V6C 1G8	250,587	(4)	3.54%
Common Stock	Mark White 925 Dickson Street Marina Del Ray, CA 90292	25,000	(5)	**
Directors and Named Executives as a Group		7,219180		86.28%
5% Shareholders
Common Stock	Magellan Management Company 7425 Arbutus Street Vancouver, BC Canada V6P 5T2	5,417,713	(6)	76.28%

(1)
Includes 80,000 shares held by Gavin Roy; 132,000 shares issuable to Magellan, a company solely owned and controlled by Gavin Roy, upon exercise of outstanding stock options; 5,205,713 shares of Common Stock held directly by Magellan. In addition, Magellan owns 5,163,313 share purchase warrants which may be exercised at $0.05 until February 8, 2016. Under the terms of the warrants, the warrants may not be exercised if the warrant holder would beneficially own more than 4.99% of the issued and outstanding Common Stock of the Company unless the warrant holder waived the restriction with 61 days written notice.

(2)
Includes 165,880 shares of Common Stock; 165,000 share purchase warrants held by Kurt Bordian which may be converted to shares of Common Stock at exercise price of $0.05 per share and 75,000 shares issuable to Kurt Bordian upon exercise of outstanding stock options. Kurt Bordian also has the right to convert $21,750 in principal under a 7% convertible debentures into units, which would consist of 435,000 shares of Common Stock, par value $0.001 and 435,000 share purchase warrants exercisable at $0.05. Under the terms of the warrants, the warrants may not be exercised if the warrant holder would beneficially own more than 4.99% of the issued and outstanding Common Stock of the Company unless the warrant holder waived the restriction with 61 days written notice.

(3)	Includes 200,000 shares of Common Stock and 50,000 shares issuable to James Bordian upon exercise of outstanding stock options.
(4)
The shares beneficial owned by Robert Krause are held in the name of 695809 BC Ltd, which owns 134,187 shares of Common stock; warrants exercisable to purchase 66,400 shares of Common Stock at an exercise price of $0.05, as part of units purchased on February 8, 2011. Also includes 50,000 shares issuable to Robert Krause upon exercise of outstanding stock options.

(5)	Includes 25,000 shares issuable to Mark White upon exercise of outstanding stock options.
(6)
Includes 80,000 shares held by Gavin Roy; 132,000 shares issuable to Magellan, a company solely owned and controlled by Gavin Roy, upon exercise of outstanding stock options; 5,205,713 shares of Common Stock held directly by Magellan. In addition, Magellan owns 5,163,313 share purchase warrants which may be exercised at $0.05 until February 8, 2016. Under the terms of the warrants, the warrants may not be exercised if the warrant holder would beneficially own more than 4.99% of the issued and outstanding Common Stock of the Company unless the warrant holder waived the restriction with 61 days written notice.

* Percentages are calculated on a partially diluted basis based on 6,970,176 shares issued and outstanding on August 26, 2011 and shares acquirable by the holder within the next 60 days.

** the percentage of ownership of this director does not exceed 1%.

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

Except for the transactions described below, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, since the start of the fiscal year ending May 31, 2011, which has materially affected or will materially affect us.

a)
During the year ended May 31, 2011, the Company recognized $6,000 (2010 - $6,000) for donated services at $500 per month, and $3,000 (2010 - $3,000) for donated rent at $250 per month provided by a former director.

b)
At May 31, 2011, the Company paid $1,625 to a former director of the Company for returning 65,000 split-adjusted shares of common stock to the Company for cancellation. At May 31, 2011, the Company is indebted to a former director of the Company for $nil (May 31, 2010 - $1,625)

c)
At May 31, 2011, the Company paid $1,375 to the former secretary, treasurer and director of the Company for returning 55,000 split-adjusted shares of common stock to the Company for cancellation. At May 31, 2011, the Company is indebted to the former secretary, treasurer and director of the Company for $nil (May 31, 2010 - $1,375).

d)
On February 8, 2011, the Company entered into a disgorgement and settlement agreement with Magellan , wholly owned and controlled by Gavin Roy, the President of the Company. Pursuant to the agreement, the Company issued 5,163,313 units at $0.05 per unit (“Magellan Placement) to settle $261,302 of debt owed to the Related Company (“Magellan Debt”) as a result of cash advances made by the Magellan to the Company. A portion of the Magellan Placement was rescinded (Refer to (g) below).  Each unit consists of one share of common stock and one warrant to purchase an additional common share of the Company at $0.05. As a result of this issuance of units, the Magellan was subject to matching under section 16(b) of the Exchange Act, due to sales of shares made by Magellan on August 13 and August 23, 2010. As a result of the matching transaction, Magellan was required to disgorge $2,866 in profits (refer to (f) below). The $2,866 was forgiven as part of the Magellan Debt.

e)
At May 31, 2011, the Company is indebted to a company owned by the president of the Company for $151,673 (May 31, 2010 - $221,734), of which $151,673 (May 31, 2010 - $110,532) represents expenses paid on behalf of the Company and $nil (May 31, 2010 - $111,202) represents net cash advances provided to the Company. Indebtedness of $3,164 is non-interest bearing, unsecured and has no specific repayment terms. The remaining indebtedness amount of $148,509 was converted into units subsequent to year end on June 13, 2011, pursuant to the Rescission and Conditional Purchase Agreements.

f)
On February 8, 2011, the Company and Magellan entered the Disgorgement Agreement. Magellan is wholly owned and controlled by Gavin Roy, the President and a director of the Company. As part of a private placement that occurred on February 8, 2011, the Company issued 5,163,313 units to Magellan in the Magellan Placement, in order to pay off the Magellan Debt. As a result of this issuance of units, Magellan was subject to disgorgement under Section 16(b) of the Exchange Act, due to sales of shares made by Magellan on August 13, 2010 and August 23, 2010. Magellan was required to disgorge $2,867 in profits. Under the terms of the Disgorgement Agreement, Magellan disgorged $2,867 by forgiving that amount of the Magellan Debt.

g)
The Company determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into the Rescission and Conditional Purchase Agreements whereby Magellan and the Company agreed to rescind Rescinded Units in consideration for the Company’s acknowledgement of the debt obligation in the amount of $135,176 and $13,333 ($148,509 in the aggregate) owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreements under the same terms as the Magellan Placement.

h)
On June 13, 2011, in accordance with the Rescission and Conditional Purchase Agreements, the Company issued to Magellan, 2,970,176 units consisting of 2,970,176 shares of common stock of the Company and 2,970,176 common share purchase warrants of the Company which may be converted into shares of common stock of the Company, par value $0.001, at a conversion price of $0.05 per warrant share, until February 8, 2016.

i)	During the fiscal year ending May 31, 2011, Magellan was paid $3,000 for consulting and administrative services.

Other than as set forth above, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, has entered into any agreement with the Company in which any of them is to receive from the Company or provide to the Company anything of value.

 Director Independence

We currently act with four directors: Gavin Roy, Kurt Bordian, Mark White and Robert Krause  We have determined that Mark White and Robert Krause are independent directors using the standards for independence set out in the NYSE Amex LLC Company Guide.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Manning Elliott, the Company's auditors, for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years ended May 31, 2011 and 2010 and reviews of the consolidated financial statements included in the Company's Forms 10-K for fiscal years ended May 31, 2011 and 2010 were $21,250 and $18,850, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under ‘Audit Fees’ above for fiscal years ended May 31, 2011 and 2010 were $Nil and $2,500, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal years ended May 31, 2011 and 2010 were $Nil and $Nil, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal years ended May 31, 2011 and 2010 were $Nil and $Nil, respectively.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations

4. Consolidated Statements of Cash Flows

5. Consolidated Statements of Stockholders Equity (Deficit)

6. Notes to the Consolidated Financial Statements

Exhibits

3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on September 28, 2006)

3.2	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007)

3.3	Bylaws (incorporated by reference from our Current Report on Form 8-K filed on June 13, 2011)

3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 13, 2011)

10.1	Property Acquisition Agreement, dated August 24, 2006, between Black Tusk Minerals Inc. and George E. Nicholson Limited (incorporated by reference from our SB-2 filed on September 28, 2006)

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

10.5	Fee Arrangement Agreement with Dorsey & Whitney LLP, dated May 29, 2009 (incorporated by reference from our 10-K filed on September 1, 2009)

10.6	Fee Arrangement Agreement with Rodrigo, Elías & Medrano Abogados, dated May 29, 2009 (incorporated by reference from our 10-K filed on September 1, 2009)

10.7	Fee Arrangement Agreement with Forstrom Jackson, Barristers and Solicitors, dated July 14, 20092009 (incorporated by reference from our 10-K filed on September 1, 2009)

10.8	Black Tusk Minerals Inc. 2009 Nonqualified Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on August 29, 2009)

10.9	Black Tusk Minerals Inc. 2011 Nonqualified Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on March 23, 2011)

10.10	Section 16 Disgorgement and Settlement Agreement (incorporated by reference from our Current Report on Form 8-K filed on February 11, 2011)

31.1	Certification of Principal Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer filed pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK TUSK MINERALS INC.

August 30, 2011	By:	/s/ Gavin Roy
Gavin Roy, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gavin Roy	President, Secretary, and Director	August 30, 2011
Gavin Roy	(Principal Executive Officer)

/s/ James Bordian	Chief Financial Officer	August 30, 2011
James Bordian	(Principal Financial Officer)

/s/ Robert Krause	Director	August 30, 2011
Robert Krause

/s/ Mark White	Director	August 30, 2011
Mark White

/s/ Kurt Bordian	Director	August 30, 2011
Kurt Bordian