Form 10-Q
period 2011-08-31
Black Tusk Minerals Inc.
filed 2011-10-24
CIK 1350770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of common shares outstanding at October 17, 2011: 7,453,510

PART I.      FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
(unaudited)

August 31, 2011

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	August 31, 2011 $	May 31, 2011 $
	(unaudited)

ASSETS
Current Assets
Cash	9,096	2
Prepaid expenses	596	964
Total Current Assets	9,692	966
Equipment	2,073	2,310
Total Assets	11,765	3,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	99,032	85,872
Accrued liabilities	15,483	22,590
Due to related parties (Note 3)	20,911	151,673
Convertible notes and interest, current (Note 5)	63,402	60,168
Total Current Liabilities	198,828	320,303
Convertible Notes and Interest (Note 5)	34,905	34,313
Total Liabilities	233,733	354,616
Contingencies (Note 1)
Subsequent Events (Note 10)

Common Stock, 100,000,000 shares authorized, $0.001 par value 6,970,176 shares issued and outstanding (May 31, 2011 – 4,000,000) (Note 6)	6,970	4,000
Additional Paid-in Capital	2,741,832	2,596,294
Common Stock Issuable (Note 6 (c))	10,000	–
Common Stock Subscribed (Note 6 (d) and (e))	32,500	–
Donated Capital (Note 3)	54,000	51,750
Deficit Accumulated During the Exploration Stage	(3,067,270)	(3,003,384)
Total Stockholders’ Deficit	(221,968)	(351,340)
Total Liabilities and Stockholders’ Deficit	11,765	3,276

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to August 31,	August 31	August 31,
	2011	2011	2010
	$	$	$

Revenue	–	–	–

Expenses
Amortization	775	237	75
Donated rent (Note 3)	18,000	750	750
Donated services (Note 3)	36,000	1,500	1,500
General and administrative (Note 7)	967,088	16,089	4,721
Impairment of mineral property costs	1,452,208	–	–
Mineral property costs (Note 4)	88,670	19,330	20,697
Professional fees	439,057	22,154	15,614
Total Operating Expenses	3,001,798	60,060	43,357
Loss From Operations	(3,001,798)	(60,060)	(43,357)
Other Expenses
Interest on convertible notes (Note 5)	(39,712)	(3,826)	(3,136)
Loss on conversion of accounts payable to convertible note (Note 5)	(25,760)	–	–
Total Other Expenses	(65,472)	(3,826)	(3,136)
Net Loss	(3,067,270)	(63,886)	(46,493)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.05)
Weighted Average Shares Outstanding		6,550,000	1,015,785

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to August 31, 2011	For the Three Months Ended August 31, 2011	For the Three Months Ended August 31, 2010
	$	$	$

Operating Activities
Net loss	(3,067,270)	(63,886)	(46,493)
Adjustments to reconcile net loss to cash:
Amortization	775	237	75
Impairment of mineral property	1,452,208	–	–
Loss on conversion of accounts payable to convertible note	25,760	–	–
Donated services and rent	54,000	2,250	2,250
Common stock issued for services	4,000	–	–
Accretion of convertible debt	34,660	2,615	3,185
Gain on settlement of debt	2,867	–	–
Stock – based compensation	635,903	–	–
Changes in operating assets and liabilities:
Prepaid expenses	(596)	368	140
Accounts payable and accrued liabilities	175,100	7,264	12,731
Due to related parties	163,521	17,746	27,879
Net Cash Used in Operating Activities	(519,072)	(33,406)	(233)
Investing Activities
Purchase of equipment	(1,495)	–	–
Mineral property acquisition costs	(112,208)	–	–
Net Cash Used in Investing Activities	(113,703)	–	–
Financing Activities
Proceeds from issuance of common stock	474,437	42,500	–
Proceeds from loans	93,613	–	–
Repayment of loans	(25,381)	–	–
Share issuance costs	(12,000)	–	–
Advance from related party	111,202	–	–
Net Cash Provided by Financing Activities	641,871	42,500	–
Increase (Decrease) In Cash	9,096	9,094	(233)
Cash - Beginning of Period	–	2	257
Cash - End of Period	9,096	9,096	24
Supplemental Disclosures
Interest paid	6,528	1,211	1,159
Income tax paid	–	–	–
Non-cash Investing and Financing Activities
Common shares issued upon the conversion of convertible notes	27,613	–	27,613
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	–	2,881
Common shares issued for settlement of accounts payable	3,254	–	–
Common shares issued for settlement of due to related party	258,838	148,508	–
Issuance of convertible notes for mineral property costs	34,113	–	34,113

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficiency of $189,136 and has accumulated losses of $3,067,270 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2011, included in the Company’s Annual Report on Form 10-K filed on August 30, 2011 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2011, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2011 and August 31, 2010. The results of operations for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2012.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and therefore, has not included a schedule of other comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to other comprehensive income or loss.

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 6,975,165 as at August 31, 2011 (2010 – 89,014).

f)	Equipment

Equipment is comprised of computer equipment and is recorded at cost and amortized using the straight line method over the estimated useful life of 3 years.

g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

h)	Mineral Property Costs

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

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

i)	Long-Lived Assets

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

j)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes and interest. The Company believes that the recorded values of all of the Company’s financial instruments approximate their current fair values because of their nature, respective relatively short maturity dates or durations or market rates for similar financial instruments.

The Company’s operations are in Canada and Peru, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Income Taxes

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

l)	Foreign Currency Translation

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

m)	Stock-based Compensation

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

n)	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in US dollars)

3.	Related Party Transactions and Balances

a)
During the three months August 31, 2011, the Company recognized $1,500 (2010 - $1,500) for donated services at $500 per month, and $750 (2010 - $750) for donated rent at $250 per month provided by a former director.

b)
On February 8, 2011, the Company entered into a disgorgement and settlement agreement with Magellan Management Company, wholly owned and controlled by the President of the Company (Magellan). Pursuant to the agreement, the Company issued 5,163,313 units at $0.05 per unit (“Magellan Placement) to settle $261,032 of debt owed to the Related Company (“Magellan Debt”) as a result of cash advances made by the Magellan to the Company. A portion of the Magellan Placement was rescinded (Refer to Note 3(d) below).  Each unit consists of one share of common stock and one warrant to purchase an additional common share of the Company at $0.05. As a result of this issuance of units, the Magellan was subject to matching under section 16(b) of the Securities Exchange Act of 1934, due to sales of shares made by Magellan on August 13 and August 23, 2010. As a result of the matching transaction, Magellan was required to disgorge $2,866 in profits (refer to 3(d) below). The $2,866 was forgiven as part of the Magellan Debt (refer to Note 6(b)).

c)
At August 31, 2011, the Company is indebted to a director and to a company owned by the president of the Company for $20,911 (May 31, 2011 - $151,673), of which $20,911 (May 31, 2011 - $151,673) represents expenses paid on behalf of the Company and $nil (May 31, 2011 - $nil) represents net cash advances provided to the Company. The indebtedness is non-interest bearing, unsecured and has no specific repayment terms.

d)
The Company determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into a rescission and conditional purchase agreement with Magellan (the “Rescission and Conditional Purchase Agreements”) whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,703,509 and 266,667 (2,970,176 in the aggregate) shares of common stock and 2,703,509 and 266,667 (2,970,176 in the aggregate) share purchase warrants (collectively, the “Rescinded Units”) in consideration for the Company’s acknowledgement of the debt obligation in the amount of $135,176 and $13,333 ($148,509 in the aggregate) owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company would permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreements under the same terms as the Magellan Placement. On June 13, 2011, the Company issued to Magellan, 2,970,176 units, with each unit consisting of one common share and one common share purchase warrant with a conversion price of $0.05 per share exercisable until February 8, 2016, in accordance with the rescission and conditional purchase agreements entered into by Magellan and the Company on March 30, 2011, and April 14, 2011.

The above transactions have been recorded at the exchange amounts, being the amounts agreed upon by the related parties.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in US dollars)

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

During the year ended May 31, 2010, the Company acquired additional mining rights in the district of Huanza, Province of Huarochiri, Peru by paying $21,958 and incurred $42,143 of mineral property costs.  During the year ended May 31, 2011, the Company incurred additional mineral property costs of $23,197. As it has not been determined whether there are proven or probable reserves on the property, the Company previously recognized an impairment loss and has fully written off mineral property acquisition costs as of May 31, 2011 and all exploration costs have been expensed.

5.	Convertible Notes

a)
On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $5.00 and warrants to purchase 12,000 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at August 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $56,999 and $6,403, respectively.

b)
On February 8, 2011, the Company issued two convertible notes with an aggregate principal amount of $33,500, bearing interest at 7% per annum, and convertible into the Company’s common shares at a conversion price of $0.05 and warrants to purchase 670,000 shares of the Company’s common stock at $0.05 per share until March 1, 2016. The note is due on the earlier of: (a) March 1, 2016, (b) the date the Company closes an Acquisition Transaction (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii), any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange. In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law) In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at August 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,500 and $1,405, respectively.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in US dollars)

6.	Common Stock

a)	On June 9, 2011, the Company increased the authorized common stock to 100,000,000 shares.

b)
On June 13, 2011, the Company issued 2,970,176 units at $0.05 per unit to settle the remaining $148,508 of debt (Refer Note 3(d)). Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.05 per share until February 8, 2016.

c)
On June 21, 2011, the Company received 200,000 warrants to be exercised at $0.05 per share of common stock of the Company. The shares were issued on September 28, 2011 (Refer to Note 10(c) Subsequent Events).

d)
On July 21, 2011, the Company received $22,500 for subscriptions for units at $0.15 per unit. Each unit consists of one share of common stock of the Company and one share purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013. The units were issued on September 28, 2011 (Refer to Note 10(b) Subsequent Events).

e)
On July 24, 2011, the Company received $10,000 for subscriptions for units at $0.15 per unit. Each unit consists of one share of common stock of the Company and one share purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013. The units were issued on September 28, 2011 (Refer to Note 10(b) Subsequent Events).

7.	Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “2009 Plan”). Pursuant to the 2009 Plan, the Company may grant up to a total of 100,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company.  At August 31, 2011, the Company had 40,000 shares of common stock available to be issued under the 2009 Plan.

On March 17, 2011, the Company adopted the 2011 Nonqualified Stock Option Plan (the “2011 Plan”). Pursuant to the 2011 Plan, the Company may grant up to a total of 650,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company. At August 31, 2011, the Company had no shares of common stock available to be issued under the 2011 Plan.

The Company did not grant any stock options during the three month period ended August 31, 2011.

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, May 31, 2010	80,000	5.00	9.30	–
Granted	650,000	0.12
Cancelled	(20,000)	5.00
Outstanding, May 31, 2011	710,000	0.53	9.69	–
Granted	–	–	–
Cancelled	–	–	–
Outstanding, August 31, 2011	710,000	0.53	9.43	–
Exercisable, August 31, 2011	710,000	0.53	9.43	–

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in US dollars)

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2010	22,576	$5.00
Issued	2,789,537	$0.05
Balance – May 31, 2011	2,812,113	$0.05
Issued	2,970,176	$0.05
Exercised (Note 6 (c))	(200,000)	$0.05
Balance – August 31, 2011	5,582,289	$0.07

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in US dollars)

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

Pursuant to ASC 825, cash is based on "Level 1" inputs and convertible notes are valued based on “Level 2” inputs, consisting of model driven valuations.  The Company believes that the recorded values of convertible notes approximate their fair values based on market rates for similar financial instruments and all of the other financial instruments approximate their fair values because of their nature or respective relatively short durations.

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of August 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Assets:
Cash	9,096	–	–	9,096
Total Assets	9,096	–	–	9,096

There were no liabilities measured at their fair value on a recurring basis presented on the Company’s consolidated balance sheet as of August 31, 2011.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
August 31, 2011
(Expressed in US dollars)

10.	Subsequent Events

a)
On September 14, 2011, the Company granted 65,000 options to consultants exercisable at a price of $0.12 per option. Pursuant to the Company’s 2009 and 2011 Nonqualified Stock Option Plans, 25,000 options will expire on August 23, 2019 and 40,000 options will expire on March 16, 2021.

b)
On September 28, 2011, the Company closed a private placement for 283,334 units at a price of $0.15 per unit. The Company issued 216,667 units raising a total of $32,500 and issued 66,667 units (valued at $10,000) in return for services under a consulting agreement.  Each unit consists of one share of common stock of the Company and one share purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

c)	On September 28, the Company accepted for exercise 200,000 warrants for the purchase of shares of common stock of the Company at $0.05 per share.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of such risks and uncertainties, see the heading “Risk Factors” in our annual report on Form 10-K for our fiscal year ended May 31, 2011, filed with the SEC on August 30, 2011.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

On April 4, 2011, the Company filed the technical report entitled “Geological Evaluation of the Huanza Property” dated February 2011 (the “Huanza Technical Report”) with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with NI 43-101 by Glen MacDonald, P.Geo., who is a Qualified Person as defined by NI 43-101.  The Huanza Technical Report was prepared by Mr. MacDonald at the request of Robert Krause, a Company geologist. The Huanza Technical Report is based on information collected by Mr. MacDonald during a site visit to the Company’s properties in the Huanza District of Peru in August 2009, with additional information collected through publicly available sources and provided by the Company. The 2009 Technical Report and the Huanza Technical Report form the basis for much of the information in this Quarterly Report on Form 10-Q regarding the Peru Properties. Readers are encouraged to review the technical reports for more information regarding the Peru Properties.

On April 29, 2011 shareholders of the Company passed by written consent amendments to the Bylaws of the Company and an amendment to the Certificate of Incorporation of the Company to increase the authorized share capital of the Company from 4,000,000 to 100,000,000. The amendment to the Certificate of Incorporation was effective June 9, 2011. Additional information can be found in the definitive 14C filed with the United States Securities and Exchange Commission (the “SEC”) on May 3, 2011 and on the Current Report on form 8-K filed with the SEC on June 13, 2011.

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

Effective September 12, 2011, Robert Krause resigned as a director of the Company in order to focus his time and energy on other ventures.  Mr. Krause’s resignation is not the result of any disputes, claims or issues with the Company.

On September 28, 2011, warrant holders exercised 200,000 warrants for the purchase of shares of common stock of the Company at $0.05 per share. The warrants were issued as part of a conversion into units of 7% Convertible Debentures on March 30, 2011.

On September 28, 2011, the Company signed a letter agreement with Jorge Carlos Cedron Morales, Rafael Eduardo Cedron Morales and Mario Fernando Cedron Lassus (collectively the “Cedrons”) as part of consulting services they provided to the Company in Peru from March 1, 2011 to May 31, 2011, to assist Black Tusk in negotiating the purchase of properties in the Huampur mine area (the “Services”). In return for the Services, the Cedrons received a deposit of $5,000 and received a combined total of 66,667 units of the Company (the “Cedron Units”), each unit consisting of one share of common stock of Black Tusk (the “Common Shares”) and one share purchase warrant exercisable to acquire one share of common stock of the Company, par value, $0.001, at an exercise price of $0.25 per warrant share and $10,000 in cash.

On September 28, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 216,667 units raising a total of $32,500 and issued 66,667 (the Cedron Units for a value of $10,000) in return for the Services (the “September 2011 Private Placement”). Each unit consists of one share of common stock of the Company and one full purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the three months ended August 31, 2011	For the three months ended August 31 , 2010

Revenue	$0	$0
Operating Expenses	$60,060	$43,357
Net Income (Loss)	$(63,886)	$(46,493)
Net Income (Loss) per Common share*	$(0.01)	$(0.05)
Weighted Average Number of Common Shares Outstanding	6,550,000	1,015,785

*	Basic and diluted

BALANCE SHEET DATA	At August 31, 2011	At May 31, 2011

Working Capital (Deficiency)	$189,136	$319,337
Total Assets	$11,765	$3,276
Accumulated Deficit	$(3,067,270)	$(3,003,384)
Shareholders’ Equity (Deficit)	$(221,968)	$(351,340)

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

On August 31, 2009, the Company published and filed the 2009 Technical Report on SEDAR at www.sedar.com. The Technical Report was prepared and authored by Glen MacDonald P.Geo., a “qualified person” as defined in NI 43-101, at the request of Robert Krause, a mineral geologist for the Company. The 2009 Technical Report is based on information collected by Mr. MacDonald during a site visit to the Peru Properties performed in August 2009, information provided to Mr. MacDonald by the Company, and other information obtained by Mr. MacDonald from sources within the public domain.

On April 4, 2011, the Company filed the Huanza Technical Report with the securities regulatory authorities in Canada, pursuant to Canadian securities laws. The Huanza Technical Report was prepared in accordance with NI 43-101 by Glen MacDonald, P.Geo., who is a Qualified Person as defined by NI 43-101.  The Huanza Technical Report was prepared by Mr. MacDonald at the request of Robert Krause, a Company geologist. The Huanza Technical Report is based on information collected by Mr. MacDonald during a site visit to the Company’s properties in the Huanza District of Peru in August 2009, with additional information collected through publicly available sources and provided by the Company. The 2009 Technical Report and the Huanza Technical Report form the basis for much of the information in this Quarterly Report on Form 10-Q regarding the Peru Properties. Readers are encouraged to review the technical reports for more information regarding the Peru Properties.

The Huanza Technical Report recommends an exploration program on the Peru Properties during the Company’s fiscal year ending May 31, 2012 at a cost of $225,000 which includes satellite imagery, an airborne geophysical survey and a ground follow-up geology, soil geochemistry and rock sampling program. A drilling decision will be made following a review of results of this initial exploration work.

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Huanza Technical Report.  We estimate that cash requirements of approximately $1,150,000 will be required for exploration, research and studies, administration costs and to fund working capital during the next twelve months.  We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $1,150,000 in debt or equity financing in the next twelve months to fund these requirements.  We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through August 31, 2012. We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. We have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Results of Operations

Three-month period ended August 31, 2011 compared to three-month period ended August 31, 2010

We did not earn any revenues for the three months ended August 31, 2011, and have not earned any revenues to date.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $60,060 for the three months ended August 31, 2011, compared to $43,357 for the three months ended August 31, 2010.  Operating expenses for the three month period ended August 31, 2011 included: (a) professional fees of $22,154 ($15,614 for the same period in 2010), (b) donated office rent of $750 ($750 for the same period in 2010); (c) donated management services of $1,500 ($1,500 for the same period in 2010); (d) mineral property costs of $19,330 ($20,697 for the same period on 2010); and (e) general and administrative costs of $16,089 ($4,721 for the same period in 2010).  The increase of $16,703 in operating expenses for the three months ended August 31, 2011 compared to August 31, 2010 is the result of an increase in professional fees and general and administrative costs.

We incurred a net loss in the amount of $63,886 for the three months ended August 31, 2011, compared to $46,493 for the three months ended August 31, 2010.  Our increased loss was primarily attributable to professional fees and general and administrative costs.

Liquidity and Capital Resources

As at August 31, 2011, the Company had current assets of $9,692 consisting of $9,096 cash and $596 prepaid expenses, and current liabilities of $198,828.  The current liabilities consist of indebtedness due to related parties ($20,911), accounts payable ($99,032), accrued liabilities ($15,483).  As of the Company’s year ended May 31, 2011, the Company had current assets of $3,276 and current liabilities of $320,303.  The decrease in current liabilities between these two periods is primarily the result of a decrease in accrued liabilities and amounts due to related parties, primarily resulting from the indebtedness of the Company to Magellan, representing expenses paid on behalf of the Company and advances provided to the Company in the amount of $261,032, which was converted into units of the Company consisting of common shares and warrants, at $0.05 per unit.

In a series of transactions, on February 8, 2011, the Company issued 5,559,713 units (consisting of common stock and warrants), including 5,163,313 units to Magellan in consideration of the cancellation of $258,166 in debt and Magellan disgorged $2,866 in profits in accordance with Section 16(b) of the Securities Exchange Act of 1934, due to sales of shares made by Magellan on August 13 and August 23, 2010. Magellan was required to disgorge $2,866 in profits by forgiving that amount of the Magellan Debt. The Company subsequently determined that it may have improperly effected a share consolidation and that the Company may not have sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into the Rescission and Conditional Purchase Agreements, whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,703,509 and 266,667 (2,970,176 in the aggregate) shares of common stock and 2,703,509 and 266,667 (2,970,176 in the aggregate)  share purchase warrants (collectively, the “Rescinded Units”) in consideration for the Company’s acknowledgement of the debt obligation in the amount of $148,509 owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company will permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreement under the same terms as the Magellan Placement. The remaining indebtedness amount of $148,509 was converted into units pursuant to the Rescission and Conditional Purchase Agreement on June 13, 2011. The Company currently owes Magellan $4,893 which is unsecured, non-interest bearing, and has no specific repayment terms.

On February 8, 2011, the Company issued two convertible notes with an aggregate principal amount of $33,500, bearing interest at 7% per annum, and convertible into units at $0.05 per unit, consisting of one share of common stock of the Company and one share purchase warrant exercisable to acquire one share of common stock of the Company at an exercise price of $0.05. The note is due on the earlier of: (a) March 1, 2016, or (b) the date the Company closes an Acquisition Transaction: (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholders of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange.  In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law). In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at August 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,500 and $1,405, respectively.

On February 10, 2011, the Company issued two convertible notes with an aggregate principal amount of $10,000, bearing interest at 7% per annum, and convertible into units at $0.05 per unit, consisting of one share of common stock of the Company and one share purchase warrant exercisable to acquire one share of common stock of the Company at an exercise price of $0.05. The note is due on the earlier of: (a) March 1, 2016, (b) the date the Company closes an Acquisition Transaction (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholders of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange.  In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law). In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. The two convertible notes were converted into units of the Company on March 30, 2011. The warrants, issued as part of the units, were exercised on September 28, 2011.

As at August 31, 2011, the Company had a working capital deficit of $189,136, compared to a working capital deficit of $319,337 as at May 31, 2011. We estimate that cash requirements of approximately $1,150,000 will be required for exploration and administration costs, and to fund working capital during the next twelve months.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. We have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at August 31, 2011, we had a cumulative deficit of $3,067,270 compared to $3,003,384 as at May 31, 2011.  We expect to incur further losses during the remainder of our fiscal year ending May 31, 2012.

Subsequent to August 31, 2011, the Company closed the September 2011 Private Placement.  Under the terms of the private placement, the Company issued 216,667 units raising a total of $32,500 and issued 66,667 (the Cedron Units for a value of $10,000) in return for the Services. Each unit consists of one share of common stock of the Company and one full purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risks beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that the Company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional capital beyond our current $1,150,000 estimate during the next twelve months.

We do not currently have any commitments to fund our capital requirements of $1,150,000 over the next twelve months. Therefore, we need to raise $1,150,000 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. We have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Unprecedented disruptions in the credit and financial markets in the past three years have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

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

Subsequent events

On September 28, 2011, the Company signed a letter agreement with the Cedrons as part of consulting services they provided to the Company in Peru from March 1, 2011 to May 31, 2011, to assist Black Tusk in negotiating the purchase of properties in the Huampur mine area (the “Services”). In return for the Services, the Cedrons received a deposit of $5,000 and received a combined total of 66,667 units of the Company (the “Cedron Units”), each unit consisting of one share of common stock of Black Tusk and one share purchase warrant exercisable to acquire one share of common stock of the Company, par value, $0.001, at an exercise price of $0.25 per warrant share and $10,000 in cash.

On September 28, 2011, the Company closed the September 2011 Private Placement.  Under the terms of the private placement, the Company issued 216,667 units raising a total of $32,500 and issued 66,667 (the Cedron Units for a value of $10,000) in return for the Services. Each unit consists of one share of common stock of the Company and one full purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

On September 28, 2011, warrant holders exercised 200,000 warrants for the purchase of shares of common stock of the Company at $0.05 per share. The warrants were issued as part of a conversion into units of 7% Convertible Debentures on March 30, 2011.

The convertible debentures, units, warrants and shares of common stock were issued as part of a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The convertible debentures, units, shares of common stock, warrants and underlying shares of the private placement were not registered under the U.S. Securities Act of 1933, as amended (“Securities Act”), or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The convertible debentures, units, shares of common stock, warrants and underlying securities were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.

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

Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the SEC Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2011, included in the Company’s Annual Report on Form 10-K filed on August 30, 2011 with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2011, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2011 and August 31, 2010. The results of operations for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2012.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 6,975,165 as at August 31, 2011 (2010 – 89,014).

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to other comprehensive income or loss.

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

Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. The Company believes that the recorded values of all of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations or market rates for similar financial instruments.

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended August 31, 2011, an evaluation was carried out by the Company’s President, who is the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the President concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s President as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2011, the Company issued to Magellan, 2,970,176 units consisting of 2,970,176 shares of common stock of the Company and 2,970,176 common share purchase warrants of the Company which may be converted into shares of common stock of the Company, par value $0.001, at a conversion price of $0.05 per warrant share, until February 8, 2016. This issuance is in accordance with the Rescission and Conditional Purchase Agreements. The units were originally issued to Magellan on February 8, 2011, as part of a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions.

On September 28, 2011, the Company closed the September 2011 Private Placement.  Under the terms of the private placement, the Company issued 216,667 units raising a total of $32,500 and issued 66,667 (the Cedron Units for a value of $10,000) in return for the Services. Each unit consists of one share of common stock of the Company and one full purchase warrant, which may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

On September 28, 2011, warrant holders exercised 200,000 warrants for the purchase of shares of common stock of the Company at $0.05 per share. The warrants were issued as part of a conversion into units of 7% Convertible Debentures on March 30, 2011.

The units, shares, warrants and underlying shares of the private placement were not registered under Securities Act, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The shares, warrants and underlying securities were placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from the investors to the private placement.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

Not applicable.

ITEM 5.	Other Information

Subsequent events

Effective September 12, 2011, Robert Krause resigned as a director of the Company in order to focus his time and energy on other ventures.  Mr. Krause’s resignation is not the result of any disputes, claims or issues with the Company.

On September 14, 2011, the Company granted to consultants 40,000 options under the Company's 2011 Nonqualified Stock Option Plan and 25,000 options under the Company's 2009 Nonqualified Stock Option Plan at an exercise price of $0.12 per share.

ITEM 6.	Exhibits

Exhibit Number	Description
10.1	Rescission and Conditional Purchase Agreement dated March 30, 2011 and filed with the SEC on a Current Report on Form 8-K on April 14, 2011

10.2	Rescission and Conditional Purchase Agreement dated April 14, 2011 and filed with the SEC on a Current Report on Form 8-K on April 14, 2011

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK TUSK MINERALS INC.

Dated: October 24, 2011	By:	/s/ Gavin Roy
Gavin Roy, President
(Principal Executive Officer)

Dated: October 24, 2011	By:	/s/ James Bordian
James Bordian, Chief Financial Officer
(Principal Financial and Accounting Officer)