Form 10-Q/A
period 2011-08-31
Black Tusk Minerals Inc.
filed 2011-11-09
CIK 1350770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

Explanatory Note

The purpose of this  Amendment No. 1 to Black Tusk Minerals Inc.’s (the “Company”)  Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial  statements and related  notes from  the Form 10-Q  formatted  in XBRL  (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive  data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the  Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the  Securities Act of 1934, as amended, and  otherwise are not subject to liability under those sections.

ITEM 6.	Exhibits

Exhibit Number	Description
10.1*	Rescission and Conditional Purchase Agreement dated March 30, 2011 and filed with the SEC on a Current Report on Form 8-K on April 14, 2011
10.2*	Rescission and Conditional Purchase Agreement dated April 14, 2011 and filed with the SEC on a Current Report on Form 8-K on April 14, 2011
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

*   Previously filed
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK TUSK MINERALS INC.

Dated: November 8, 2011	By:	/s/ Gavin Roy
Gavin Roy, President
(Principal Executive Officer)

Dated: November 8, 2011	By:	/s/ James Bordian
James Bordian, Chief Financial Officer
(Principal Financial and Accounting Officer)