Form 10-Q
period 2011-11-30
Black Tusk Minerals Inc.
filed 2012-01-19
CIK 1350770

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
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

(360) 930-3910

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
 ☒  Yes  ☐ No

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

Number of common shares outstanding at January 10, 2012: 7,453,510

PART I.      FINANCIAL INFORMATION

ITEM 1.     Financial Statements.
Black Tusk Minerals Inc.
(An Exploration Stage Company)
(unaudited)

November 30, 2011

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	November 30, 2011 $	May 31, 2011 $
	(unaudited)

ASSETS

Current Assets

Cash	–	2
Prepaid expenses	572	964
Total Current Assets	572	966
Equipment	1,835	2,310
Total Assets	2,407	3,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	145,595	85,872
Accrued liabilities	5,623	22,590
Due to related parties (Note 3)	29,972	151,673
Convertible notes and interest, current (Note 5)	66,773	60,168
Total Current Liabilities	247,963	320,303
Convertible Notes and Interest (Note 5)	35,489	34,313
Total Liabilities	283,452	354,616
Contingencies (Note 1)

Subsequent Events (Note 10)

Common Stock, 100,000,000 shares authorized, $0.001 par value 7,453,510 shares issued and outstanding (May 31, 2011 – 4,000,000) (Note 6)	7,454	4,000

Additional Paid-in Capital	2,801,799	2,596,294
Donated Capital (Note 3)	56,250	51,750
Deficit Accumulated During the Exploration Stage	(3,146,548)	(3,003,384)
Total Stockholders’ Deficit	(281,045)	(351,340)
Total Liabilities and Stockholders’ Deficit	2,407	3,276

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception)	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended
	to November 30,	November 30	November 30	November 30	November 30
	2011 $	2011 $	2010 $	2011 $	2010 $

Revenue	–	–	–	–	–

Expenses

Amortization	1,013	475	188	238	113
Donated rent (Note 3)	18,750	1,500	1,500	750	750
Donated services (Note 3)	37,500	3,000	3,000	1,500	1,500
General and administrative (Note 7)	996,110	45,111	17,517	29,022	12,796
Impairment of mineral property costs	1,452,208	–	–	–	–
Mineral property costs (Note 4)	88,670	19,330	20,697	–	–
Professional fees	482,869	65,966	23,945	43,812	8,331

Total Operating Expenses	3,077,120	135,382	66,847	75,322	23,490

Loss From Operations	(3,077,120)	(135,382)	(66,847)	(75,322)	(23,490)

Other Expenses

Interest on convertible notes (Note 5)	(43,668)	(7,782)	(5,902)	(3,956)	(2,766)
Loss on conversion of accounts payable to convertible note (Note 5)	(25,760)	–	–	–	–

Total Other Expenses	(69,428)	(7,782)	(5,902)	(3,956)	(2,766)

Net Loss	(3,146,548)	(143,164)	(72,749)	(79,278)	(26,256)
Net Loss Per Share – Basic and Diluted		(0.02)	(0.07)	(0.01)	(0.03)
Weighted Average Shares Outstanding		6,926,000	981,000	7,305,000	945,000

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From August 8, 2005 (Date of Inception) to November 30, 2011	For the Six Months Ended November 30, 2011	For the Six Months Ended November 30, 2010
	$	$	$
Operating Activities
Net loss	(3,146,548)	(143,164)	(72,749)
Adjustments to reconcile net loss to cash:
Amortization	1,013	475	188
Impairment of mineral property	1,452,208	–	–
Loss on conversion of accounts payable to convertible note	25,760	–	–
Donated services and rent	56,250	4,500	4,500
Common stock issued for services	14,000	10,000	–
Accretion of convertible debt	37,417	5,372	5,902
Gain on settlement of debt	2,867	–	–
Stock-based compensation	643,853	7,950	–
Changes in operating assets and liabilities:
Prepaid expenses	(572)	392	140
Accounts payable and accrued liabilities	213,001	45,165	23,139
Due to related parties	172,583	26,808	39,983
Net Cash Used in Operating Activities	(528,168)	(42,502)	1,103
Investing Activities
Purchase of equipment	(1,495)	–	1,353
Mineral property acquisition costs	(112,208)	–	–
Net Cash Used in Investing Activities	(113,703)	–	(1,353)
Financing Activities
Proceeds from issuance of common stock	474,437	42,500	–
Proceeds from loans	93,613	–	–
Repayment of loans	(25,381)	–	–
Share issuance costs	(12,000)	–	–
Advance from related party	111,202	–	–
Net Cash Provided by Financing Activities	641,871	42,500	–
Increase (Decrease) In Cash	–	(2)	(250)
Cash - Beginning of Period	–	2	257
Cash - End of Period	–	–	7
Supplemental Disclosures
Interest paid	7,726	1,211	1,772
Income tax paid	–	–	–
Non-cash Investing and Financing Activities
Common shares issued upon the conversion of convertible notes	37,613	–	–
Common shares issued for mineral property	1,330,000	–	–
Settlement of accounts payable for convertible notes	64,381	–	–
Common shares issued for settlement of accounts payable	3,254	–	–
Common shares issued for settlement of due to related party	261,486	148,508	–
Issuance of convertible notes for mineral property costs	34,113	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
November 30, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its management and shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company has a working capital deficiency of $247,391 and has accumulated losses of $3,146,548 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2011, and the consolidated results of its operations and consolidated cash flows for the three months and six months ended November 30, 2011 and November 30, 2010. The results of operations for the three months and six months ended November 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2012.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
November 30, 2011
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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As at November 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and therefore, has not included a schedule of other comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to other comprehensive income or loss.

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 7,156,833 as at November 30, 2011 (2010 – 89,014).

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
November 30, 2011
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
November 30, 2011
(Expressed in US dollars)

3.	Related Party Transactions and Balances

a)
During the six months November 30, 2011, the Company recognized $3,000 (2010 - $3,000) for donated services at $500 per month, and $1,500 (2010 - $1,500) for donated rent at $250 per month provided by a former director.

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

c)
At November 30, 2011, the Company is indebted to a director and to a company owned by the president of the Company for $29,972 (May 31, 2011 - $151,673) for expenses paid on behalf of the Company. The indebtedness is non-interest bearing, unsecured and has no specific repayment terms.

d)
The Company determined that it may have improperly effected a share consolidation and that the Company may not have had sufficient authorized capital to satisfy the Company’s business objectives and obligations. On March 30, 2011 and April 14, 2011, the Company entered into a rescission and conditional purchase agreement with Magellan (the “Rescission and Conditional Purchase Agreements”) whereby Magellan and the Company agreed to rescind a portion of the Magellan Placement by rescinding and cancelling 2,703,509 and 266,667 (2,970,176 in the aggregate) shares of common stock and 2,703,509 and 266,667 (2,970,176 in the aggregate) share purchase warrants (collectively, the “Rescinded Units”) in consideration for the Company’s acknowledgement of the debt obligation in the amount of $135,176 and $13,333 ($148,509 in the aggregate) owed to Magellan in connection with the rescission of a portion of the Magellan Placement. The Company and Magellan also agreed that the Company would use commercially reasonable efforts to amend the Articles of Incorporation to increase the authorized capital of the Company, including obtaining shareholder approval for the amendment by a majority of the shareholders of the Company and a majority of the disinterested shareholders of the Company (shareholders excluding Magellan and Gavin Roy), and upon the increase in the authorized shares of common stock of the Company, the Company would permit Magellan to purchase the Rescinded Units under the Rescission and Conditional Purchase Agreements under the same terms as the Magellan Placement. On June 13, 2011, the Company issued to Magellan, 2,970,176 units, with each unit consisting of one common share and one common share purchase warrant with a conversion price of $0.05 per share exercisable until February 8, 2016, in accordance with the rescission and conditional purchase agreements entered into by Magellan and the Company on March 30, 2011, and April 14, 2011.  Refer to note 6(b).

The above transactions have been recorded at the exchange amounts, being the amounts agreed upon by the related parties.

e)	During the six month period ended November 30, 2011, the Company granted 25,000 options with a fair value of $2,750 to a director of the Company.

f)	During the six months ended November 30, 2011, the Company paid $1,500 of consulting fees to a director.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
November 30, 2011
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

Subsequent to November 30, 2011, the Company entered into a Waiver and Consent Agreement to grant Trevali Mining Corporation the right to use certain areas of the properties, in order to develop its mining activities.  Refer to Note 10.

5.	Convertible Notes

a)
On January 23, 2009, the Company entered into two fee arrangement agreements to settle $61,500 of professional fees included in accounts payable. Pursuant to the agreement the Company issued two convertible notes with an aggregate principal amount of $61,500, bearing interest at 4% per annum, and convertible into the Company’s common shares at a conversion price of $5.00 and warrants to purchase 12,000 split-adjusted shares of the Company’s common stock at $5.00 per share until January 23, 2012. The note is due on the earlier of: (a) January 23, 2012, (b) the date the Company closes an Acquisition Transaction (defined as the sale of equity securities or securities convertible into equity securities, any merger, consolidation, statutory share exchange or acquisition transaction, any sale of substantially all of the assets of the Company or any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange) or (c) the date the Company raises financing of $250,000 or more. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,600 as additional paid-in capital and reduced the carrying value of the convertible notes to $36,900. The carrying value of the convertible notes is to be accreted over the term of the convertible notes up to their face value of $61,500. As at November 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $59,757 and $7,016, respectively.

b)
On February 8, 2011, the Company issued two convertible notes with an aggregate principal amount of $33,500, bearing interest at 7% per annum, and convertible into the Company’s common shares at a conversion price of $0.05 and warrants to purchase 670,000 shares of the Company’s common stock at $0.05 per share until March 1, 2016. The note is due on the earlier of: (a) March 1, 2016, (b) the date the Company closes an Acquisition Transaction (defined as (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii), any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company, unless following the completion of such transaction, the then existing shareholders of the Company own or control, indirectly or directly at least 50% of the voting power or liquidation rights of the Company or the successor of such merger, consolidation or statutory share exchange. In the event of a contemplated change of control transaction, the Company shall provide the holder at least fifteen business days prior to the effective date of any change of control transaction, except as may otherwise be prohibited by law) In accordance with ASC 470-20, the Company did not recognize intrinsic value as there was no beneficial conversion feature. As at November 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,500 and $1,989, respectively.

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
November 30, 2011
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

c)	On September 28, 2011, the Company issued 200,000 common shares for $0.05 per share pursuant to the exercise of warrants.

d)
On September 28, 2011, the Company closed a private placement for 283,334 units at a price of $0.15 per unit. The Company issued 216,667 units raising a total of $32,500 and issued 66,667 units (valued at $10,000) in return for services under a consulting agreement.  Each unit consists of one share of common stock and one half share purchase warrant, which may be converted to one share of common stock at an exercise price of $0.25 until September 28, 2013.

7.	Stock-Based Compensation

On August 24, 2009, the Company adopted the 2009 Nonqualified Stock Option Plan (the “2009 Plan”). Pursuant to the 2009 Plan, the Company may grant up to a total of 100,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company.  At November 30, 2011, the Company had no shares of common stock available to be issued under the 2009 Plan.

On March 17, 2011, the Company adopted the 2011 Nonqualified Stock Option Plan (the “2011 Plan”). Pursuant to the 2011 Plan, the Company may grant up to a total of 650,000 split-adjusted stock options for the performance of services relating to the operation, development and growth of the Company. At November 30, 2011, the Company had no shares of common stock available to be issued under the 2011 Plan.

During the six month period ending November 30, 2011, the Company granted 65,000 options to a consultant exercisable at a price of $0.12 per option. Pursuant to the Company’s 2009 and 2011 Nonqualified Stock Option Plans, 25,000 options will expire on August 23, 2019 and 40,000 options will expire on March 16, 2021. The Company recorded stock-based compensation of $5,200 as general and administrative expense.

During the six month period ending November 30, 2011, the Company granted 25,000 options to a director exercisable at a price of $0.12 per option. Pursuant to the Company’s 2009 and 2011 Nonqualified Stock Option Plans, 15,000 options will expire on August 23, 2019 and 10,000 options will expire on March 16, 2021. The Company recorded stock-based compensation of $2,750 as general and administrative expense.

The weighted average assumptions used were as follows:
	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010

Expected dividend yield	0%	–
Risk-free interest rate	2.01%	–
Expected volatility	270%	–
Expected option life (in years)	9	–

Black Tusk Minerals Inc.
(An Exploration Stage Company)
Notes to the Unaudited Consolidated Financial Statements
November 30, 2011
(Expressed in US dollars)

7.	Stock-Based Compensation

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, May 31, 2010	80,000	5.00	9.30	–
Granted	650,000	0.12
Cancelled	(20,000)	5.00
Outstanding, May 31, 2011	710,000	0.53	9.69	–

Granted	90,000	0.12
Cancelled	(50,000)	0.12
Outstanding, November 30, 2011	750,000	0.51	9.11	–
Exercisable, November 30, 2011	750,000	0.51	9.11	–
8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Balance – May 31, 2010	22,576	$5.00
Issued	2,789,537	$0.05
Balance – May 31, 2011	2,812,113	$0.05
Issued	3,111,844	$0.06
Exercised (Note 6 (c))	(200,000)	$0.05
Balance – November 30, 2011	5,723,957	$0.07

9.	Fair Value Measurements

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
November 30, 2011
(Expressed in US dollars)

9.	Fair Value Measurements

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

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at November 30, 2011 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Assets:
Cash	–	–	–	–
Total Assets	–	–	–	–

There were no liabilities measured at their fair value on a recurring basis presented on the Company’s consolidated balance sheet as of November 30, 2011.

10.	Subsequent Events

On December 15, 2011, the Company entered into a waiver and consent agreement (the “Waiver and Consent Agreement”) with Trevali Mining Corporation (“Trevali”).  The Company is the titleholder of certain mining rights in the district of Huanza, province of Huarochiri, Peru (Note 4) and, in order to exploit its mining rights, it has a right to use surface rights for mining purposes of 9,700 Ha. of land (the “Black Tusk Land”) under a land use agreement with the peasant community named Comunidad Campesina de Huanza (the “Community”). Trevali has an option to acquire a mining project and concessions located within the area of the Black Tusk Land, and requires a right to use certain areas of the Black Tusk Land (the “Trevali Land”), in order to develop its mining activities. Pursuant to the Waiver and Consent Agreement, the Company granted authorization to Trevali to negotiate and execute a land use agreement (the “Trevali Agreement”) with the Community. Trevali has agreed to subscribe for 833,334 shares of common stock of the Company at a price of $0.24 per share and to (i) reimburse the Company for a portion of its expenditures in the amount of US$20,000 related to obtaining the Trevali Agreement and (ii) reimburse the Company for its legal fees and expenses in the amount of US$15,000 related to the transactions contemplated under the Waiver and Consent Agreement (the “Reimbursed Costs”).

On December 19, 2011, Trevali has transferred $50,000 to the Company for the Reimbursed Costs, the surface rights expenses and a deposit for the share subscription in the amount of $15,000. The Company has agreed to work with Trevali to negotiate the Trevali Agreement with the Community and to have the Trevali Agreement registered with the appropriate authorities in Peru. Once completed, Trevali will close the purchase of the Trevali Shares under the Waiver and Consent Agreement.

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

On February 25, 2008, the Company consummated a ten year term agreement with the Peasant Community of Huanza (the “Community”), which is the registered titleholder of the land in which our Peru Properties are located, for the exclusive right to use their land to conduct mining exploration activities. On January 24, 2011, the agreement was recorded in its entirety with the public registry in Peru for mineral claims The agreement covers an area of 9,700 hectares, including land outside the Company’s existing mineral claim boundaries, which the Company may eventually decide to carry out exploration activity in the future.

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

On February 8, 2011, Kurt Bordian was appointed to the Board of Directors of the Company (the “Board”).

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

James Bordian was appointed by the Board as the Chief Financial Officer of the Company effective March 30, 2011.

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

Robert Krause and Mark White joined the Board and the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase the authorized share capital of the Company from 4,000,000 shares of common stock to 100,000,000 shares of common stock, effective on June 9, 2011.

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

On September 28, 2011, the Company signed a letter agreement with Jorge Carlos Cedron Morales, Rafael Eduardo Cedron Morales and Mario Fernando Cedron Lassus (collectively the “Cedrons”) as part of consulting services they provided to the Company in Peru from March 1, 2011 to May 31, 2011, to assist Black Tusk in negotiating the purchase of properties in the Huampur mine area (the “Services”). In return for the Services, the Cedrons received a deposit of $5,000 and received a combined total of 66,667 units of the Company (the “Cedron Units”), each unit consisting of one share of common stock of Black Tusk (the “Common Shares”) and one half share purchase warrant, with each full share purchase warrant exercisable to acquire one share of common stock of the Company, par value, $0.001, at an exercise price of $0.25 per warrant share and $10,000 in cash.

On September 28, 2011, the Company closed a private placement of units.  Under the terms of the private placement, the Company issued 216,667 units raising a total of $32,500 and issued 66,667 (the Cedron Units for a value of $10,000) in return for the Services (the “September 2011 Private Placement”). Each unit consists of one share of common stock of the Company and one half share purchase warrant, each full share purchase warrant may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

On November 23, 2011, Peter Watson was appointed by the Board to serve as a director of the Company.

On November 30, 2011 the Company filed a preliminary prospectus with the securities regulatory authorities in the province of Alberta to become a reporting issuer pursuant to applicable securities legislation in the province of Alberta. The Company filed an amended and restated preliminary prospectus on December 6, 2011. No sales of securities are contemplated in the prospectuses.

On December 15, 2011, the Company entered into a waiver and consent agreement (the “Waiver and Consent Agreement”) with Trevali Mining Corporation (“Trevali”). Trevali has an option to acquire a mining project and concessions located within the area of the Peru Properties, and requires a right to use certain areas of the Peru Properties (the “Trevali Land”), in order to develop its mining activities. Pursuant to the Waiver and Consent Agreement, the Company granted authorization to Trevali to negotiate and execute a land use agreement (the “Trevali Agreement”) with the Community.  Trevali has agreed to subscribe for 833,334 shares of common stock of the Company (the “Trevali Shares”) at a price of $0.24 per share and to (i) reimburse the Company for a portion of its expenditures in the amount of US$20,000 related to obtaining the Trevali Agreement (the “Surface Rights Expenses”) and (ii) reimburse the Company for its legal fees and expenses in the amount of US$15,000 related to the transactions contemplated under the Waiver and Consent Agreement (the “Reimbursed Costs”).

On December 19, 2011, Trevali transferred $50,000 to the Company for the Reimbursed Costs, the Surface Rights Expenses and a deposit for the Trevali Shares in the amount of $15,000. The Company has agreed to work with Trevali to negotiate the Trevali Agreement with the Community and to have the Trevali Agreement registered with the appropriate authorities in Peru. Once completed, Trevali will close the purchase of the Trevali Shares under the Waiver and Consent Agreement. The Company agreed to use a minimum of $100,000 of the proceeds from the sale of the Trevali Shares for exploration and development expenditures related to the Peru Properties.

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	For the six months ended November 30, 2011	For the six months ended November 30, 2010

Revenue	$0	$0
Operating Expenses	$135,382	$66,847
Net Income (Loss)	$(143,164)	$(72,749)
Net Income (Loss) per Common share*	$(0.02)	$(0.07)
Weighted Average Number of Common Shares Outstanding	6,926,000	981,000

*  Basic and diluted

BALANCE SHEET DATA	At November 30, 2011	At May 31, 2011

Working Capital (Deficiency)	$247,391	$319,337
Total Assets	$2,407	$3,276
Accumulated Deficit	$(3,146,548)	$(3,003,384)
Shareholders’ Equity (Deficit)	$(281,045)	$(351,340)

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

The Company’s plans for the next twelve months are to focus on the exploration program of the Peru Properties recommended by the Huanza Technical Report.  We estimate that cash requirements of approximately $1,150,000 will be required for exploration, research and studies, administration costs and to fund working capital during the next twelve months.  We do not currently have any commitments to fund these costs. Therefore, we need to raise an additional $1,150,000 in debt or equity financing in the next twelve months to fund these requirements.  We believe that such funds, if raised, will be sufficient to meet our liquidity requirements through November 30, 2012. We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. Other than as disclosed in this quarterly report, we have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

Results of Operations

Three-month period ended November 30, 2011 compared to three-month period ended November 30, 2010

We did not earn any revenues for the three months ended November 30, 2011, and have not earned any revenues to date.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $75,322 for the three months ended November 30, 2011, compared to $23,490 for the three months ended November 30, 2010.  Operating expenses for the three month period ended November 30, 2011 included: (a) professional fees of $43,812 ($8,331 for the same period in 2010), (b) donated office rent of $750 ($750 for the same period in 2010); (c) donated management services of $1,500 ($1,500 for the same period in 2010); and (d) general and administrative costs of $29,022 ($12,796 for the same period in 2010).  The increase of $51,832 in operating expenses for the three months ended November 30, 2011 compared to November 30, 2010 is primarily the result of an increase in professional fees and general and administrative costs.

We incurred a net loss in the amount of $79,278 for the three months ended November 30, 2011, compared to $26,256 for the three months ended November 30, 2010.  Our increased loss was primarily attributable to an increase in professional fees and general and administrative costs.

Six-month period ended November 30, 2011 compared to Six-month period ended November 30, 2010

We did not earn any revenues for the six months ended November 30, 2011, and have not earned any revenues to date.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $135,382 for the six months ended November 30, 2011, compared to $66,847 for the six months ended November 30, 2010.  Operating expenses for the six month period ended November 30, 2011 included: (a) professional fees of $65,966 ($23,945 for the same period in 2010), (b) donated office rent of $1,500 ($1,500 for the same period in 2010); (c) donated management services of $3,000 ($3,000 for the same period in 2010); (d) mineral property costs of $19,330 ($20,697 for the same period on 2010); and (e) general and administrative costs of $45,111 ($17,517 for the same period in 2010).  The increase of $68,535 in operating expenses for the six months ended November 30, 2011 compared to November 30, 2010 is the result of an increase in professional fees and general and administrative costs.

We incurred a net loss in the amount of $143,164 for the six months ended November 30, 2011, compared to $72,749 for the six months ended November 30, 2010.  Our increased loss was primarily attributable to professional fees and general and administrative costs.

Liquidity and Capital Resources

As at November 30, 2011, the Company had current assets of $572 consisting of $572 in prepaid expenses, and current liabilities of $247,963.  The current liabilities consist of indebtedness due to related parties ($29,972), accounts payable ($145,595), accrued liabilities ($5,623).  As of the Company’s year ended May 31, 2011, the Company had current assets of $966 and current liabilities of $320,303.  The decrease in current liabilities between these two periods is primarily the result of a decrease in accrued liabilities and amounts due to related parties, primarily resulting from the indebtedness of the Company to Magellan, representing expenses paid on behalf of the Company and advances provided to the Company in the amount of $261,032, which was converted into units of the Company consisting of common shares and warrants, at $0.05 per unit.

On September 28, 2011, the Company received $10,000 from the exercise of 200,000 warrants at $0.05 per share.

On September 28, 2011, the Company closed the September 2011 Private Placement.  Under the terms of the private placement, the Company issued 216,667 units raising a total of $32,500 and issued 66,667 (the Cedron Units for a value of $10,000) in return for the Services. Each unit consists of one share of common stock of the Company and one half share purchase warrant, and each full share purchase warranted may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

As at November 30, 2011, the Company had a working capital deficit of $247,391 compared to a working capital deficit of $319,337 as at May 31, 2011. We estimate that cash requirements of approximately $1,150,000 will be required for exploration and administration costs, and to fund working capital during the next twelve months.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.  We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. Other than as disclosed in this quarterly report, we have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Failure to raise needed financing could result in our having to discontinue our mining exploration and development business.

As at November 30, 2011, we had a cumulative deficit of $3,146,548 compared to $3,003,384 as at May 31, 2011.  We expect to incur further losses during the remainder of our fiscal year ending May 31, 2012.

Subsequent to November 30, 2011, the Company entered into the Waiver and Consent Agreement with Trevali. Trevali has an option to acquire a mining project and concessions located within the area of the Peru Properties, and requires a right to use certain areas of the Peru Properties (the “Trevali Land”), in order to develop its mining activities. Pursuant to the Waiver and Consent Agreement, the Company granted authorization to Trevali to negotiate and execute the Trevali Agreement with the Community.  Trevali has agreed to subscribe for 833,334 shares of common stock of the Company (the “Trevali Shares”) at a price of $0.24 per share and to (i) reimburse the Company for a portion of its expenditures in the amount of US$20,000 related to obtaining the Trevali Agreement (the “Surface Rights Expenses”) and (ii) reimburse the Company for its legal fees and expenses in the amount of US$15,000 related to the transactions contemplated under the Waiver and Consent Agreement (the “Reimbursed Costs”). Trevali transferred $50,000 to the Company for the Reimbursed Costs, the Surface Rights Expenses and a deposit for the Trevali Shares in the amount of $15,000. Once the Trevali Agreement is completed and registered with the appropriate authorities in Peru, Trevali will close the purchase of the Trevali Shares under the Waiver and Consent Agreement. The Company agreed to use a minimum of $100,000 of the proceeds from the sale of the Trevali Shares for exploration and development expenditures related to the Peru Properties.

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

We do not currently have any commitments to fund our capital requirements of $1,150,000 over the next twelve months. Therefore, we need to raise $1,150,000 in debt or equity financing in the next twelve months. There can be no assurance that such additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. We are exploring joint ventures, options and other arrangements, which will fund exploration and development of our properties. Other than as disclosed in this quarterly report, we have not entered into any such arrangements and such arrangements may not be available on acceptable terms, if at all. Unprecedented disruptions in the credit and financial markets in the past three years have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are unable to obtain additional or alternative financing on a timely basis and are unable to generate sufficient revenues and cash flows, we will be unable to meet our capital requirements and will be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2011, and the consolidated results of its operations and consolidated cash flows for the three months and six months ended November 30, 2011 and November 30, 2010. The results of operations for the three months and six months ended November 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending May 31, 2012.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential split-adjusted shares if their effect is anti-dilutive.  Split-adjusted shares underlying these securities totalled 7,156,833 as at November 30, 2011 (2010 – 89,014).

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As at November 30, 2011 and 2010, the Company has no items that represent other comprehensive loss and therefore, has not included a schedule of other comprehensive loss in the financial statements. The Company’s Peruvian subsidiary uses the US dollar for its transactions and accounts for its operations in US dollars, which does not give rise to other comprehensive income or loss.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended November 30, 2011, an evaluation was carried out by the Company’s President, who is the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the President concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s President as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2011, the Company signed a letter agreement with the Cedrons as part of consulting services they provided to the Company in Peru from March 1, 2011 to May 31, 2011, to assist Black Tusk in negotiating the purchase of properties in the Huampur mine area (the “Services”). In return for the Services, the Cedrons received a deposit of $5,000 and received a combined total of 66,667 units of the Company (the “Cedron Units”), each unit consisting of one share of common stock of Black Tusk and one half share purchase warrant, with each full share purchase warrant exercisable to acquire one share of common stock of the Company, par value, $0.001, at an exercise price of $0.25 per warrant share and $10,000 in cash.

On September 28, 2011, the Company closed the September 2011 Private Placement.  Under the terms of the private placement, the Company issued 216,667 units raising a total of $32,500 and issued 66,667 (the Cedron Units for a value of $10,000) in return for the Services. Each unit consists of one share of common stock of the Company and one half share purchase warrant, and each full share purchase warrant may be converted to one share of common stock in the Company at an exercise price of $0.25 until September 28, 2013.

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

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     (Removed and Reserved)

Not applicable.

ITEM 5.     Other Information

Effective November 29, 2011, the Board established an audit committee.  Kurt Bordian, Mark White and Peter Watson were designated as members of the audit committee. The audit committee shall have the authority as set forth in the audit committee charter adopted by the Board effective November 29, 2011. The audit committee's primary function will be to oversee all material aspects of the Company's reporting, control, and audit functions. The audit committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

Subsequent events

On December 15, 2011, the Company entered into the Waiver and Consent Agreement with Trevali. Trevali has an option to acquire a mining project and concessions located within the area of the Peru Properties, and requires a right to use certain areas of the Peru Properties (the “Trevali Land”), in order to develop its mining activities. Pursuant to the Waiver and Consent Agreement, the Company granted authorization to Trevali to negotiate and execute the “Trevali Agreement with the Community.  Trevali has agreed to subscribe for 833,334 shares of common stock of the Company (the “Trevali Shares”) at a price of $0.24 per share and to (i) reimburse the Company for a portion of its expenditures in the amount of US$20,000 related to obtaining the Trevali Agreement (the “Surface Rights Expenses”) and (ii) reimburse the Company for its legal fees and expenses in the amount of US$15,000 related to the transactions contemplated under the Waiver and Consent Agreement (the “Reimbursed Costs”).

On December 19, 2011, Trevali transferred $50,000 to the Company for the Reimbursed Costs, the Surface Rights Expenses and a deposit for the Trevali Shares in the amount of $15,000. The Company has agreed to work with Trevali to negotiate the Trevali Agreement with the Community and to have the Trevali Agreement registered with the appropriate authorities in Peru. Once completed, Trevali will close the purchase of the Trevali Shares under the Waiver and Consent Agreement.

The Trevali Shares will be issued as part of a non-brokered private placement to non-U.S. persons outside of the United States in off-shore transactions. The Trevali Shares will not be registered under the Securities Act, or the laws of any state, and are “restricted securities” (as defined in Rule 144(a)(3) of the Securities Act). The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Trevali Shares will be placed pursuant to exclusions from registration requirements by Rule 903 of Regulation S of the Securities Act, such exclusions being available based on information obtained from Trevali.

The foregoing description of the Waiver and Consent Agreement is qualified in its entirety by reference to the copy of the Waiver and Consent Agreement filed as Exhibit 10.1 on the Current Report on Form 8-K on December 21, 2011.

ITEM 6.     Exhibits

Exhibit Number	Description
10.1	Rescission and Conditional Purchase Agreement dated March 30, 2011 and filed with the SEC on a Current Report on Form 8-K on April 14, 2011

10.2	Rescission and Conditional Purchase Agreement dated April 14, 2011 and filed with the SEC on a Current Report on Form 8-K on April 14, 2011

10.3	Waiver and Consent Agreement dated December 15, 2011 and filed with the SEC on a Current Report on Form 8-K on December 21, 2011

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK TUSK MINERALS INC.

Dated: January 19, 2012	By:	/s/ Gavin Roy
Gavin Roy, President
(Principal Executive Officer)

Dated: January 19, 2012	By:	/s/ James Bordian
James Bordian, Chief Financial Officer
(Principal Financial and Accounting Officer)